Form 10-Q
period 1996-06-30
AMBANC HOLDING CO INC
filed 1996-08-14
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
ACT 1934. For the quarterly period ended     June 30, 1996
                                        ---------------------
                                       or

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  AND
EXCHANGE ACT OF 1934  For the transition period from            to           .
                                                     ----------    ----------
Commission File Number:  0-27306
                         -------

                            Ambanc Holding Co., Inc.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  14-1783770
- - -------------------------------------     --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

11 Division Street, Amsterdam, New York                          12010-4303
- - --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:       (518)842-7200
                                                    -----------------------

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes   [  ] No

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                               Outstanding at August 13, 1996
- - -----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,880,025

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 1996




                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Financial Statements (unaudited):

               Consolidated Statements of Income for the three months and six months ended June 30, 1996 and 1995........................ 3

               Consolidated Statements of Financial Condition at June 30, 1996
               and December 31, 1995.......................................... 4

               Consolidated Statements of Cash Flows for the six
               months ended June 30, 1996 and 1995............................ 5

               Summarized Notes to Consolidated Financial Statements.......... 6

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................ 7

Part II.   OTHER INFORMATION..................................................15


SIGNATURES....................................................................16


EXHIBITS INDEX................................................................17

Part I.   Financial Information

Item 1.   Financial Statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Income  (unaudited)
(in thousands, except per share amounts)

                                                     Six Months Ended       Three Months Ended
                                                         June 30,                June 30,
                                                     1996        1995        1996        1995
                                                   --------    --------    --------    --------
Interest income:
   Loans .......................................   $ 10,046    $ 10,883    $  4,963   $  5,504
   Mortgage-backed securities ..................      2,778         921       1,867        456
   Investment securities .......................        999         681         659        318
   Federal funds sold and other ................        715         213         101        148
                                                   --------    --------    --------   --------
     Total interest income .....................     14,538      12,698       7,590      6,426
                                                   --------    --------    --------   --------
Interest Expense:
   Deposits ....................................      6,320       5,704       3,058      3,102
   Borrowings ..................................        623         298         623         46
                                                   --------    --------    --------   --------
     Total interest expense ....................      6,943       6,002       3,681      3,148
                                                   --------    --------    --------   --------
     Net interest income .......................      7,595       6,696       3,909      3,278
Provision for loan losses ......................      2,061       1,284         433      1,116
                                                   --------    --------    --------   --------
     Net interest income after provision
       for loan losses .........................      5,534       5,412       3,476      2,162
                                                   --------    --------    --------   --------
Non-interest income:
   Service charges on deposit accounts .........        330         313         169        166
   Net gains (losses) on securities transactions        (98)          1        --            1
   Other .......................................        154         226          83         89
                                                   --------    --------    --------   --------
     Total other income ........................        386         540         252        256
                                                   --------    --------    --------   --------
Non-interest expense:
   Salaries, wages and benefits ................      2,461       2,213       1,207      1,191
   Occupancy and equipment .....................        570         489         271        242
   Data processing .............................        423         299         203        158
   Federal deposit insurance premium ...........          1         353           0        177
   Correspondent bank processing fees ..........         57         168          29         86
   Provision for losses on investments .........       --           105           0         89
   Losses & write-downs on real estate owned ...        219         997         120        800
   Repairs and maintenance .....................        103         119          61         78
   Legal expenses ..............................        171          71         111         30
   Other .......................................      1,514       1,313         853        838
                                                   --------    --------    --------   --------
     Total other expenses ......................      5,519       6,127       2,855      3,689
                                                   --------    --------    --------   --------
Income (loss) before taxes .....................        401        (175)        873     (1,271)
Income tax expenses (benefit) ..................        205          (3)        363       (451)
                                                   --------    --------    --------   --------
     Net income (loss) .........................   $    196    ($   172)   $    510   ($   820)
                                                   ========    ========    ========   ========

Net income (loss) per common share*
(5,422,250 weighted average number of
shares issued and outstanding)                       $0.04         N/A       $0.09        N/A

*Primary and fully diluted
See accompanying notes to consolidated interim financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (unaudited)
(in thousands)

                                                                June 30,  December 31,
                                                                 1996         1995
                                                               ---------    ---------
                          Assets

Cash and due from banks ....................................   $   7,484    $   7,513
Federal funds sold .........................................        --         77,100
                                                               ---------    ---------
     Cash and cash equivalents .............................       7,484       84,613

Investment securities available for sale, at fair value ....      43,862       21,389
Mortgage-backed securities available for sale, at fair value     132,685       53,033
Loans receivable, net of unamortized fees ..................     263,149      252,638
     Allowance for loan losses .............................      (4,348)      (2,647)
                                                               ---------    ---------
     Loans receivable, net .................................     258,801      249,991
Accrued interest receivable ................................       3,135        1,827
Premises and equipment .....................................       2,967        3,071
Investments requred by law, principally stock in the
   Federal Home Loan Bank ..................................       2,029        1,892
Real estate owned, net .....................................       3,247        2,888
Other assets ...............................................       4,778        2,533
Due from brokers ...........................................        --         18,128
                                                               ---------    ---------
     Total assets ..........................................   $ 458,988    $ 439,365
                                                               =========    =========

           Liabilities and Shareholders' Equity

Liabilities:
   Deposits ................................................   $ 305,355    $ 311,239
   Advances from borrowers for taxes and insurance .........       1,841        1,693
   Advances from FHLB ......................................       9,800         --
   Other borrowed funds ....................................      64,570         --
   Accrued expenses and other liabilities ..................       2,600        3,538
   Due to brokers ..........................................        --         46,880
                                                               ---------    ---------
     Total liabilities .....................................     384,166      363,350

Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at June 30, 1996 and
    December 31, 1995 ......................................        --           --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,422,250 shares issued and outstanding at
    June 30, 1996 and December 31, 1995 ....................          54           54
   Retained earnings,substantially restricted ..............      28,468       28,272
   Additional paid in capital ..............................      52,127       52,127
   Common stock acquired by ESOP ...........................      (4,121)      (4,338)
   Net unrealized loss on securities available for sale ....      (1,706)        (100)
                                                               ---------    ---------
     Total shareholders' equity ............................      74,822       76,015

     Total liabilities and shareholders' equity ............   $ 458,988    $ 439,365
                                                               =========    =========

See accompanying notes to consolidated interim financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(in thousands)                                            For the six months
                                                            ended June 30,
                                                           1996         1995
                                                        ---------    ---------
Increase  (decrease)  in cash and cash  equivalents:
Cash flows from  operating activities:
   Net income (loss) ................................   $     196    ($    172)
   Adjustments to reconcile net income (loss)  to net
   cash provided (used) by operating activities:
      Depreciation and amortization .................         284          233
      Provision for loan losses .....................       2,061        1,284
      Provision for losses and writedowns on real
         estate owned and other assets ..............          29          802
      Writedown of Nationar investments .............         --           105
      Loss on early disposal of fixed assets ........          23         --
      Gains on sale and redemptions of investment
         and mortgage-backed securities-AFS .........          98         --
      Net loss on sale of other real estate owned ...          50           67
      Net amortization on investment securities and
         mortgage-backed securities-AFS .............         296           10
      Deferred tax expense (benefit) ................         389         (544)
      Decrease in other assets ......................      15,196          736
      Decrease in accrued expenses
         and other liabilities ......................     (47,818)        (393)
      Increase in advances from borrowers
         for taxes and insurance ....................         148          181
                                                        ---------    ---------
   Net cash (used) provided by operating activities .     (29,048)       2,309

Cash flows from investing activities:
   Purchases of mortgage-backed securities-AFS ......     (94,670)        (103)
   Proceeds from principal paydowns of
      mortgage-backed securities-AFS ................      12,741        1,050
   Proceeds from maturity of investment securites-AFS       6,100        3,116
   Proceeds from sales of investment securities-AFS .      15,299         --
   Purchase of investment securities-AFS ............     (44,430)        --
   Purchase of FHLB stock ...........................        (137)        (237)
   Net (increase) decrease in loans made to customers     (11,980)        (656)
   Capital Expenditures .............................        (172)        (365)
   Proceeds from ORE sales ..........................         465        1,105
                                                        ---------    ---------
   Net cash (used) provided by investing activities .    (116,784)       3,910

Cash flows from financing activities:
   Principal repayment on ESOP Loan .................         217         --
   Net increase (decrease) in demand deposits,
      NOW and savings ...............................       4,452      (21,617)
   Net increase (decrease) in certificates of deposit     (10,336)      41,976
   (Repayments)  advances from FHLB .................       9,800      (15,000)
   Advances from other borrowings ...................      66,140         --
   (Repayments)  from other borrowings ..............      (1,570)      (4,000)
                                                        ---------    ---------
   Net cash provided by financing activities ........      68,703        1,359

Net increase (decrease) in cash and cash equivalents      (77,129)       7,578
Cash and cash equivalents at beginning of year ......      84,613       16,287
                                                        ---------    ---------
Cash and cash equivalents at end of period ..........   $   7,484    $  23,865
                                                        =========    =========
Supplemental  disclosures  of cash flow  information
Cash paid during the year for:

             Interest ...............................   $   6,522    $   6,200
                                                        =========    =========
             Income Taxes ...........................   $     736    $     870
                                                        =========    =========
Noncash investing activity:
    Net reduction in loans receivable resulting
       from the transfer to real estate owned
       and other repossessed assets .................   $   1,362    $     353
                                                        =========    =========

See accompanying notes to consolidated interim financial statements.

              SUMMARIZED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) In Management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 1996 and June 30, 1995, in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1995 Annual Report on Form 10-K.

(2) In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Various assets are excluded from the scope of SFAS No. 121, including financial instruments which constitute the majority of the Company's assets. For long-lived assets included in the scope of SFAS No. 121, such as premises and equipment, an impairment loss must be recognized when the estimate of total undiscounted future cash flows attributable to the asset is less than the asset's carrying amount of the asset to its fair value. Long-lived assets to be disposed of such as real estate or premises to be sold, are reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS No. 121 in the first quarter of 1996. The adoption of SFAS No. 121 will not have a material effect on the Company's consolidated financial statements or results of operations.

(3)  Commitments and Contingent Liabilities: Legal Proceedings
     ---------------------------------------------------------

Current Owners of F.H. Doherty Associates, Inc. vs. Amsterdam Savings Bank, FSB
- - -------------------------------------------------------------------------------

     As an update to the disclosure in Note (15) to the Company's consolidated financial statements for the year ended December 31, 1995, the case has been assigned to a newly appointed District Court Judge in Albany, New York, for trial. A settlement offer of $175,000, the full amount of the Bank's reserve, was made to the plantiffs and was rejected. Therefore, the trial is expected to occur before the end of 1996. The ultimate outcome of the litigation cannot be adequately determined.

(4)  Loss Contingency
     ----------------

     As an update to the disclosure in Note (17) to the Company's consolidated financial statements for the year ended December 31, 1995, in regard to the seizure of Nationar by the Superintendent of Banks of the State of New York, the Bank has received the full amount of its demand deposit account claim of $221,000, less $1,000 for interest assessed by the Superintendent, which was charged against the reserve previously established.

     In addition, effective June 10, 1996, the Bank agreed to the issuance of a new letter of credit as proposed by the attorneys representing the Superintendent of Banks. The new letter of credit is for $150,000. With the issuance of this new letter of credit, the Bank has effectively recovered
$837,500 of the estimated fair value of the security. Concurrent with the issuance of the $150,000 letter of credit, the Bank was required to pay to the Banking Department interest of $58,000 under the terms of the original letter of credit agreement. This amount was charged against the reserve account that the Bank had previously established. Management believes that the remaining reserve balance of approximately $41,000 should be adequate to cover any losses related to the $150,000 letter of credit. As a result of the foregoing events, management does not expect that there will be any material effect on the Bank's financial position.

Item 2
- - ------

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1995 Annual Report on Form 10-K.

     When used in this quarterly Report on Form 10-Q, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake - and specifically  disclaims any obligation
- - - to  publicly  release  the  result of any  revisions  which may be made to any forward-looking  statements to reflect events or circumstances after the date of such  statements or to reflect the  occurance of  anticipated  or  unanticipated events.


General
- - -------

     Prior to the consummation of the conversion on December 26, 1995, the Company had no significant assets, liabilities or operations. Accordingly, the consolidated data for the quarter and the six-months ended June 30, 1995, represents the data of the Bank and its subsidiaries.

     The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses, net expenses on real estate owned and by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the financial condition and results of operations of the Company and the Bank.

     The Company recorded net income of $510,000 for the quarter ended June 30, 1996, or $0.09 per share, and earnings for the six months ended June 30, 1996, of $196,000, or $0.04 per share, compared to losses of $820,000 and $172,000 in the corresponding periods in 1995, respectively. Shares issued and outstanding on June 30, 1996, were 5,422,250.

     The 1996 second quarter earnings improvement was due , in part, to an increase in net interest income before provision for loan losses of $631,000. Also contributing to the improved earnings were decreases in the provision for loan losses and non-interest expenses of $683,000 and $834,000, respectively, in comparison to the 1995 period. The Company's efficiency ratio decreased to 65.7% for the three months ended June 30,1996, from 81.8% in the comparable 1995 period.

     The improvement in net income of $368,000 for the six months ended June 30, 1996, to $196,000 was the result, in part, of an increase in net interest income before provision for loan losses of $899,000. Also contributing to the improved earnings was a decrease in non-interest expenses of $608,000. These positive factors were partially offset by an increase in the provision for loan losses of $777,000. The Company's efficiency ratio was reduced to 65.6% for the six months ended June 30, 1996, from 70.0% in the same period a year ago.

     Non-performing assets increased to $16.8 million at June 30,1996, from $12.0 million at December 31, 1995. At June 30, 1996, non-performing assets were 3.65% of total assets compared to 2.72% at December 31, 1995. The Company's allowance for loan losses to non-performing loans and to total loans at June 30, 1996, was 32.88% and 1.65%, respectively, compared to 30.10% and 1.05%, respectively, at December 31, 1995. See "Asset Quality" herein.

                              RESULTS OF OPERATIONS

Comparison of Operating Results for the Quarter Ended June 30, 1996 and 1995
- - ----------------------------------------------------------------------------

Net interest income
- - -------------------

Net interest income before provision for loan losses for the quarter ended June 30, 1996, was $3.9 million, an increase of $631,000, or 19.2%, compared to the same period in 1995. The improvement in net interest income resulted from an increase in average net interest-earning assets of $43.2 million (net of securities purchased pending settlement and net unrealized losses on available for sale securities) funded primarily by the proceeds received in the conversion and an increase in borrowed funds. The growth in average net interest-earning assets was primarily attributable to increases in average mortgage-backed securities of $82.6 million and average investment securities of $13.6 million, both of which are presented net of securities purchased pending settlement and net unrealized losses on available for sale securities. These increases were partially offset by declines in average loans receivable and average other interest-earning assets of $13.4 million and $3.1 million, respectively, and an increase in average interest bearing liabilities of $36.5 million. The increase in average interest-bearing liabilities was mainly due to the addition of $40.8 million to the mix of interest-bearing liabilities in average securities sold under agreements to repurchase. The positive effect from the growth in average net interest-earning assets was partially offset by a narrowing of 14 basis points in the Company's average net interest margin to 3.87% from 4.01% in 1995's second quarter.

     The narrowing in the average net interest margin resulted primarily from a decrease by 40 basis points in the average yield on loans receivable attributable mainly to the general decline in the level of market interest rates since June 30, 1995, partially offset by a decline of 22 basis points in the overall cost of the funds used to support average interest-earning assets.

Provision for loan losses
- - -------------------------

     The provision for loan losses declined by $683,000 to $433,000 for the quarter ended June 30, 1996, compared to the same quarter in 1995. In the 1995 period, the Company decided that it was prudent to significantly increase its allowance based on management's analysis of the Company's asset quality and the level of its allowance for loan losses. See "Asset Quality" herein.

Non-interest income
- - -------------------

     Non-interest income declined modestly, down $4,000, to $252,000 from the second quarter 1995 level. Service charges on deposit accounts increased by $3,000 but were offset by declines of $1,000 and $6,000 in net gains on securities transactions and other non-interest income, respectively.

Non-interest expense
- - --------------------

     The decrease in non-interest expenses of $834,000 was primarily attributable to a decline in losses and write-downs on real estate owned of $680,000. In the second quarter of 1995, the Company significantly increased its losses and write-down expense based on actual expenses incurred and management's estimations of lower fair values, less disposal costs. Management's estimations of the fair value of the Company's repossessed assets were based on various factors, which included appraisals, actual sales, and offers to purchase such properties or properties similar in nature to the repossessed properties held by the Company. A similar analysis in the 1996 period did not indicate that additional write-downs were required as was the case in 1995. Also contributing to the decrease in non-interest expenses was a decline in the FDIC/BIF deposit insurance expense of $177,000 due to the minimum annual premium assessment of $2,000 currently applied to well-capitalized institutions, such as the Bank.

Income taxes
- - ------------

     Income tax expense increased by $814,000 to $363,000 due to the loss before income taxes of $1.3 million incurred in the three months ended June 30,1995, compared to income before taxes of $873,000 for the 1996 period.

Comparison of Operating Results for the Six Months Ended June 30, 1996 and 1995
- - -------------------------------------------------------------------------------

Net interest income
- - -------------------

     Net interest income before provision for loan losses increased $899,000, or 13.4%, to $7.6 million for the six months ended June 30,1996,compared to the same period in 1995. The improvement in net interest income was attributable to an increase in average net interest-earning assets of $46.6 million (net of securities purchased pending settlement and net unrealized losses on available for sale securities) funded primarily by the proceeds from the conversion and an increase in borrowed funds. The growth in average net interest-earning assets was primarily attributable to increases in average mortgage-backed securities of $55.7 million (net of securities purchased pending settlement and net unrealized losses on available for sale securities) and in average other interest-earning assets of $19.0 million, mainly federal funds sold, even though the Company 's federal funds sold had declined to zero as of June 30, 1996. Average investment securities available for sale also increased by $4.2 million (net of securities purchased pending settlement and net unrealized losses on available for sale securities). These increases were partially offset by declines in average loans receivable of $13.8 million and an increase in average interest-bearing liabilities of $18.9 million. The increase in average interest-bearing liabilities was mainly due to an increase in average certificates of deposit of $15.1 million to $152.1 million and an increase in borrowed funds of $11.3 million resulting from the addition to the liability mix of $20.4 million in average securities sold under agreements to repurchase, partially offset by declines in average savings accounts and other interest-bearing deposits of $7.5 million. The positive effect derived by the growth in average net interest-earning assets was partially offset by a decrease in the average net interest margin to 3.89% for the six months ended June 30, 1996, from 4.13% in the same period of 1995.

     The narrowing in the average net interest margin was attributable primarily to an increase of 41 basis points in the average cost of certificates of deposit and a heavier concentration of these deposits in the deposit mix, which resulted from special promotions of these deposits at rates above those offered by the Company's local competitors. Two of these promotions were related to the opening of supermarket branch offices. The net interest margin was also impacted by declines in the average rates earned on mortgage-backed securities, federal funds sold and loans receivable by 25 basis points, 41 basis points and 24 basis points, respectively, due primarily to the general decline in the level of market interest rates since June 30, 1995.

Provision for loan lossses
- - --------------------------

     The increase was due entirely to a $1.5 million charge taken on March 31, 1996, pertaining to the Bank's aggregate lending relationship of $3.6 million with the Bennett Funding Group, a company that filed for Chapter 11 bankruptcy protection on March 29, 1996. See "Asset Quality" herein.

Non-interest income
- - -------------------

     Non-interest income decreased by $154,000 to $386,000, primarily due to net losses on securities sold of $98,000 compared with a net gain of $1,000 in the 1995 period. The Bank's securities portfolio was yielding below market rates in late 1995. As a result, the Bank decided in early January 1996 to sell most of its holdings and reinvest the proceeds in then current higher yielding securities, based on a projection that the losses on the sales would be recovered in approximately six-months. Also contributing to the decrease in non-interest income was a decline of $21,000 in commission income from the sales of annuities and mutual funds by the Bank's insurance agency subsidiary and a decrease in insurance dividends received of $32,000, which resulted from the recognition of non-recurring dividends received in the three-months ended June 30, 1995.

Non-interest expense
- - --------------------

     Earnings for the six months ended June 30,1996, were also positively affected by a decline in non-interest expenses of $608,000, or 9.9%, to $5.5 million. The primary reason for the decrease was a decline in losses and write-downs on real estate owned of $778,000 for the same reasons as stated above for the three months ended June 30, 1996. Also contributing to the decrease in non-interest expenses was a decline in the FDIC/BIF deposit insurance premium of $352,000, which reflects the lower assessment rate applied to the Bank.

Income taxes
- - ------------

     The Company recorded an expense of $205,000 on pre-tax income of $401,000 for the six months ended June 30, 1996, compared to a pre-tax loss of $175,000 and the recording of a slight tax benefit for the same period in 1995.


                               FINANCIAL CONDITION

     The Company's total assets at June 30, 1996, were $459.0 million, an increase of $19.6 million, or 4.5%, compared to total assets of $439.4 million at December 31, 1995. The growth in assets was primarily attributable to a $79.7 million increase in mortgage-backed securities and an increase of $22.5 million in investment securities. Loans receivable, net of unamortized fees, also grew slightly to $263.1 million, an increase of 4.2%, which is more indicative of the Company's loan origination trend than the declines in average loans receivable for the three and six month periods ended June 30, 1996, compared to the corresponding periods in 1995. Partially offsetting these increases were a decline in federal funds sold of $77.1 million and an $18.1 million decrease in the amount due from brokers. The total asset growth of $19.6 million was primarily funded with federal funds sold and new borrowings of $64.6 million in securities sold under agreements to repurchase and $9.8 million in advances from the Federal Home Loan Bank of New York, partially offset by declines in deposits of $5.9 million and due to brokers of $46.9 million. .

     Total deposits were $305.4 million, a decline of 1.9% from December 31, 1995.

     Total shareholders' equity decreased $1.2 million from December 31,1995, to $74.8 million at June 30,1996, due primarily to an increase of $1.6 million in net tax-effected unrealized losses on securities available for sale. The primary factor responsible for the increase in unrealized losses was the general increase in market interest rates that occurred during the six months ended June 30, 1996. If market interest rates continue to increase, the Company will evaluate whether it is more advantageous to sell the below market securities at a loss and reinvest the proceeds in higher yielding securities and/or loans based on management's determination of the time period during which such losses could be recovered. However, a sale at a loss could adversely impact the Company's net earnings in the year of the sale. Net interest income also could be adversely impacted if the Company decided not to sell the below market securities and, as rates continue to increase, the cost of carrying these below market assets would increase, thus narrowing the Company's net interest margin.

     At June 30, 1996, the book value per share on 5,422,250 outstanding was $13.80 compared to $14.02 at December 31, 1995, on the same number of shares outstanding.

     On July 22, 1996, the Company announced that it intended to repurchase up to 10% of its outstanding shares, or 542,225 shares, during the period July 23, 1996 to December 31, 1996. As of August 6, 1996, the Company successfully completed the buy-back of the 542,225 shares at an average repurchase price of $10.10 per share.

Liquidity and Funding
- - ---------------------

     The Company's primary sources of funds for operations are deposits from its market area, principal and interest payments on loans, mortgage-backed and investment securities, proceeds from the sale and maturity of securities, advances from the FHLB of New York and other borrowed funds, primarily securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     The primary investing activities of the Company are the origination of loans and the purchase of securities. During the six months ended June 30, 1996, the Company's loan originations totaled $40.8 million. The Company purchased investment securities available for sale and mortgage-backed securities available for sale, during the six months, of $44.4 million and $94.7 million, respectively.

     The primary financing activity of the Company is the attraction of deposits. However, during the six months ended June 30, 1996, the Bank experienced a net decrease in deposits of $5.9 million from December 31, 1995. Management believes that the decrease in deposits, primarily certificates of deposit, occurred because some of the Company's customers were unwilling to accept the lower interest rates offered by the Company and others that resulted from a general decline in local market CD rates and, therefore, these more rate sensitve depositors pursued alternative investments.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5% and the short-term liquidity ratio is 1%. The Bank's average daily liquidity ratio for the month of June 1996 was 6.9%, and its short-term liquidity ratio for the same month was 1.2%.

     The Company's most liquid assets are cash and cash equivalents, which consist of federal funds sold and bank deposits. The level of these assets is dependent on the Bank's operation, financing, and investing activities during any given period. At June 30, 1996, cash and cash equivalents totaled $7.5 million, compared to $84.6 million at December 31, 1995. As previously mentioned, the decline in cash equivalents, mainly federal funds sold, was primarily used to fund the purchase of mortgage-backed and investment securities.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1996, the Bank had commitments to originate loans of $14.5 million as well as undrawn commitments of $6.3 million on home equity and other lines of credit. Certificates of deposit which are scheduled to mature in one year or less at June 30, 1996, totaled $98.4 million. Management believes that a significant portion of such deposits will remain with the Bank. However, if the Bank is not able to maintain its historical retention rate on maturing certificates of deposit, it may consider employing the following strategies: increase its borrowed funds position to compensate for the deposit outflows; and/or, increase the rates it offers on these deposits in order to increase the retention rate on maturing CDs and to attract new deposits. Depending on the level of market interest rates at the CD renewal dates, these strategies could result in higher or lower levels of net interest income and net earnings.

     The Company also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, as well as for the payment of any dividends to stockholders. The primary source of liquidity on an ongoing basis is dividends from the Bank. To date, no dividends have been paid from the Bank to the Company.

     Management does not believe that the consolidated financial condition and results of operations of the Company and its subsidiaries will be affected materially by the outcome of the legal proceeding in which the Bank is the defendant or by the settlement of its claims in the Nationar bankruptcy workout. See Summarized Notes (3) and (4) to the interim consolidated financial statements (unaudited) herein.

Capital
- - -------

     Federally insured savings institutions are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

     At June 30, 1996, the Bank had $50.2 million of tangible and core capital, respectively, or 11.3% of adjusted total assets, which was approximately $43.6 million and $36.9 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. On June 30, 1996, the Bank had risk-based capital of $51.8 million (including $50.2 million in core capital and $2.8 million in qualifying supplementary capital, less $1.3 million in loan balances with loan-to-value ratios in excess of 80% which were required to be deducted) or 23.1% of risk-weighted assets of $223.8 million. The Bank's risk-weighted capital was $33.8 million above the 8.0% requirement in effect on that date.

ASSET QUALITY

Non-performing assets
- - ---------------------

     The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio at the dates indicated. A loan is placed on non-accrual status when the loan is more than 90 days delinquent (except for FHA insured and VA guaranteed loans) or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status, interest is recognized only when received. Foreclosed assets includes assets acquired in settlement of loans.

                                                         June 30        Dec. 31
                                                          1996            1995
                                                        --------        -------
                                                              (In thousands)
Non-accruing loans:
   One-to four-family ............................       $   616        $ 1,525
   Multi-family ..................................         1,379             77
   Commercial real estate ........................         1,825          1,549
   Consumer ......................................         1,262            605
   Commercial Business ...........................         4,306            743
                                                         -------        -------
     Total .......................................         9,388          4,499
                                                         -------        -------

Accruing loans delinquent more
  than 90 days:
   One-to four-family ............................           128            261
   Multi-family ..................................             0              0
   Commercial real estate ........................             0              0
   Consumer ......................................             0              0
   Commercial Business ...........................             0              0
                                                         -------        -------
     Total .......................................           128            261
                                                         -------        -------

Troubled debt restructured loans:
   One-to four-family ............................            88             89
   Multi-family ..................................         1,616          1,626
   Commercial real estate ........................         1,933          2,185
   Consumer ......................................             2             84
   Commercial Business ...........................            68             51
                                                         -------        -------
     Total .......................................         3,707          4,035
                                                         -------        -------

Foreclosed assets:
   One-to four-family ............................         1,005            459
   Multi-family ..................................           789            926
   Commercial real estate ........................         1,453          1,503
   Consumer ......................................           295            281
   Commercial Business ...........................             0              0
                                                         -------        -------
     Total .......................................         3,542          3,169
                                                         -------        -------

Total non-performing assets ......................       $16,765        $11,964
                                                         =======        =======
Total as a percentage of total assets ............          3.65%          2.72%

     For the six months ended June 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $522,000. The amount that was included in interest income on such loans was $138,000, which represents actual receipts.

     Similarly, for the six months ended June 30, 1996, gross interest income which would have been recorded had the restructured loans paid in accordance with their original terms amounted to $200,000. The amount that was included in interest income on such loans was $137,000.

     Material changes in non-performing assets since December 31, 1995, resulted primarily from the addition of three loans to the non-accruing category during the quarter ended March 31, 1996, and these loans continued to be non-accruing as of June 30, 1996. There were no material additions made to non-performing assets during the quarter ended June 30,1996.

     As previously mentioned, the Company has a lending relationship with the Bennett Funding Group, Inc. comprised of nine commercial business loans, aggregating $3.6 million, secured by a total of 684 lease agreements. The Company designated all of the Bennett loans as non-accruing due to the Bennett bankruptcy filing and the subsequent freeze placed on their accounts. Counsel for the bankruptcy trustee and counsel for the Bank have been engaged in discussions which might lead to an agreed upon recognition of a percentage of the Bank's perfected security interest in the cash collateral held by the trustee. The discussions are quite preliminary, and it is not known if a settlement is likely or what percentage of the security, if any, will actually be paid. It has been suggested that installment payments may be resumed as early as September, but this is also subject to further negotiation. Based on these negotiations, the $1.5 million reserve appears to be appropriate.

     The next largest loan placed on non-accrual status during the six months ended June 30,1996, was a commercial real estate loan in the amount of $702,000. This loan is secured by an 8 story, 33-unit mixed purpose income property located in Albany, New York, consisting of 30 residential apartments and 3 commercial suites. At June 30, 1996, the loan was still greater than 90 days delinquent and the Bank is continuing its previously initiated foreclosure action but has entered into negotiations with the borrower to restructure the terms of the loan.

     The only other material addition to non-accrual loans at June 30, 1996, compared to December 31, 1995, was a multi-family real estate loan in the amount of $600,000. This loan is secured by a three building, 27- unit garden apartment complex located in Monroe County, New York. At June 30, 1996, the property was 93% occupied; however, payments became delinquent due to personal financial problems of the borrower. The Bank has initiated foreclosure proceedings and a receiver has been appointed to collect rental payments. The borrower requested and has been provided with a workout agreement. Under the terms of the workout agreement, the borrower will be required to agree to the appointment of a real estate management firm to oversee the property and to a stipulation that the loan be brought current. During the negotiation of the workout terms, an environmental concern was detected and reported to the N.Y.S. Department of Environmental Conservation ("DEC"). An environmental inspection has been ordered and upon receipt of the report, further stipulations may have to be added to the workout agreement. Once the borrower has agreed to the workout terms, the receivership will be terminated and the foreclosure proceeding will be discontinued.

     Additionally, the Bank is closely monitoring a $1.4 million commercial real estate loan that was delinquent less than 90 days as of June 30, 1996, and, therefore, not classified as non-performing. This loan is secured by property located in Colonie, New York and is currently being used for the operation of a restaurant. The borrower is experiencing financial problems and is currently attempting to refinance all of his outstanding debt with another financial institution(s) and, in order to facilitate this consolidation, the borrower's accountant requested that the Bank accept a discounted amount as payment in full for this loan. The Bank rejected this request and is waiting for a more reasonable proposal from the borrower or payment in full if the consolidation loan is consummated. The borrower was recently notified that interest only payments must be made on the loan while the negotiations continue. If the interest only terms are not complied with, the Bank has informed the borrower that a foreclosure action will be initiated.

Allowance for Loan Losses
- - -------------------------

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

     The following table sets forth an analysis of the Company's allowance for loan losses.
                                                           For the six months
                                                              ended June 30,
                                                            1996         1995
                                                          ---------   --------
                                                              (In thousands)

Balance at beginning of period .........................   $ 2,647     $ 2,235

Charge-offs:
  One- to four-family ..................................      (118)        (25)
  Multi Family .........................................         0           0
  Commercial Real Estate ...............................       (28)       (192)
  Consumer .............................................      (250)       (117)
  Commercial Business ..................................         0           0
                                                          --------    --------
     Total Charge-offs .................................      (396)       (334)

Recoveries:
  One- to four-family ..................................         9           0
  Multi Family .........................................         0          64
  Commercial Real Estate ...............................         0           0
  Consumer .............................................        27          35
  Commercial Business ..................................         0           0
     Total Recoveries ..................................        36          99
                                                          --------    --------
Net Charge-offs  .......................................      (360)       (235)
Provisions charged to operations .......................     2,061       1,284
                                                          --------    --------
Balance at end of period ...............................   $ 4,348     $ 3,284
                                                          ========    ========
Ratio of net charge-offs during
the period to average loans
outstanding during period ..............................      0.29%       0.18%

Ratio of net charge-offs during
the period to average
non-performing assets ..................................      4.73%       3.58%





Part II. Other Information


Item 6.  Exhibits and Reports on Form 8-K

        (a)    Exhibits as required by Item 601 of Regulation S-K.

               (27) Financial Data Schedule

        (b)    Reports on Form 8-K

               Current reports on Form 8-K were filed on July 26, 1996 for:

               (i) July 19, 1996 press release regarding Ambanc Holding Co., Inc. earnings for the three and six months ended June 30, 1996.

               (ii) July 22, 1996 press release  regarding Ambanc stock buy-back program.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.


/s/ Robert J. Brittain


Robert J. Brittain
President and Chief Executive Officer
(Principal Executive Officer)
Date:  August 14, 1996


/s/ Harold A. Baylor, Jr.


Harold A. Baylor, Jr.
Vice President and Treasurer
(Principal Financial and Accounting Officer)
Date:  August 14, 1996

                                 EXHIBITS INDEX



Exhibit Number      Description
- - --------------      -----------

     27             Financial Data Schedule