Form 10-Q
period 1996-09-30
AMBANC HOLDING CO INC
filed 1996-11-14
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended September 30, 1996
                                        ---------------------
                                       or

[ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  AND
EXCHANGE ACT OF 1934 For the transition period from               to           .
                                                       ----------    ----------
Commission File Number:  0-27306
                         -------

                            Ambanc Holding Co., Inc.
          -----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                  14-1783770
-------------------------------------     --------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

11 Division Street, Amsterdam, New York                          12010-4303
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:       (518)842-7200
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


           Class                               Outstanding at November 14, 1996
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,880,025

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 1996




                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements(unaudited):

               Consolidated Interim Statements of Income for the three months and nine months ended September 30, 1996 and 1995.............. 3

               Consolidated Interim Statements of Financial Condition at
               September 30, 1996 and December 31, 1995....................... 4

               Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 1996 and 1995....................... 5

               Summarized Notes to Consolidated Interim Financial Statements.. 7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................ 8

Part II.   OTHER INFORMATION..................................................17


SIGNATURES....................................................................18


EXHIBITS INDEX................................................................19

Part I.   Financial Information

          Item 1.  Financial Statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income  (unaudited)
(dollars in thousands, except per share amounts)

                                                        Nine Months          Three Months
                                                      Ended Sept. 30,       Ended Sept. 30,
                                                      1996       1995        1996      1995
                                                   --------    --------   --------   --------

Interest income:
   Loans .......................................   $ 15,352    $ 16,200   $  5,306   $  5,317
   Mortgage-backed securities ..................      5,531       1,364      2,753        443
   Investment securities .......................      1,783       1,025        785        344
   Federal funds sold and other ................        725         514         10        301
                                                   --------    --------   --------   --------
     Total interest income .....................     23,391      19,103      8,854      6,405
                                                   --------    --------   --------   --------
Interest Expense:
   Deposits ....................................      9,373       9,045      3,053      3,341
   Borrowings ..................................      2,165         298      1,542       --
                                                   --------    --------   --------   --------
     Total interest expense ....................     11,538       9,343      4,595      3,341
                                                   --------    --------   --------   --------
     Net interest income .......................     11,853       9,760      4,259      3,064
Provision for loan losses ......................      2,610       1,344        549         60
                                                   --------    --------   --------   --------
     Net interest income after provision
       for loan losses .........................      9,243       8,416      3,710      3,004
                                                   --------    --------   --------   --------
Non-interest income:
   Service charges on deposit accounts .........        504         478        174        165
   Net gains (losses) on securities transactions        (89)          1          9          1
   Other .......................................        255         349        100        123
                                                   --------    --------   --------   --------
     Total other income ........................        670         828        283        289
                                                   --------    --------   --------   --------
Non-interest expense:
   Salaries, wages and benefits ................      3,618       3,227      1,157      1,014
   Occupancy and equipment .....................        847         740        277        251
   Data processing .............................        624         444        201        145
   Federal deposit insurance premium ...........          2         381          1         28
   Correspondent bank processing fees ..........         87         214         30         46
   Provision for losses on investments .........       --           105       --         --
   Losses & write-downs on real estate owned ...        789       1,133        570        136
   Repairs and maintenance .....................        149         161         46         42
   Legal expenses ..............................        238         137         67         66
   Other .......................................      2,195       1,846        681        534
                                                   --------    --------   --------   --------
     Total other expenses ......................      8,549       8,388      3,030      2,262
                                                   --------    --------   --------   --------
Income before taxes ............................      1,364         856        963      1,031
Income tax expenses ............................        596         363        391        366
                                                   --------    --------   --------   --------
     Net income ................................   $    768    $    493   $    572   $    665
                                                   ========    ========   ========   ========
Net income per common share*
(4,881,147 and 4,657,401 weighted average
number of shares issued and outstanding,
for the nine months and three months ended
September 30, 1996, respectively).                   $0.16         N/A       $0.12       N/A


*Primary and fully diluted
See accompanying notes to consolidated interim financial statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Financial Condition (unaudited) (dollars in thousands, except share data)

                                                            September 30   December 31,
                                                                1996           1995
                                                            ------------   ------------

      Assets

Cash and due from banks ....................................   $   3,537    $   7,513
Federal funds sold .........................................        --         77,100
                                                               ---------    ---------
     Cash and cash equivalents .............................       3,537       84,613

Investment securities available for sale, at fair value ....      42,633       21,389
Mortgage-backed securities available for sale, at fair value     162,714       53,033
Loans receivable, net of unamortized fees ..................     277,269      252,638
     Allowance for loan losses .............................      (4,716)      (2,647)
                                                               ---------    ---------
     Loans receivable, net .................................     272,553      249,991
Accrued interest receivable ................................       3,452        1,827
Premises and equipment .....................................       2,809        3,071
Investments required by law, principally stock in the
   Federal Home Loan Bank ..................................       2,029        1,892
Real estate owned, net .....................................       2,959        2,888
Other assets ...............................................       3,819        2,533
Due from brokers ...........................................        --         18,128
                                                               ---------    ---------
     Total assets ..........................................   $ 496,505    $ 439,365
                                                               =========    =========

      Liabilities and Shareholders' Equity

Liabilities:
   Deposits ................................................   $ 299,991    $ 311,239
   Advances from borrowers for taxes and insurance .........         888        1,693
   Advances from FHLB ......................................      22,500         --
   Other borrowed funds ....................................      99,890         --
   Accrued expenses and other liabilities ..................       2,874        3,538
   Due to brokers ..........................................        --         46,880
                                                               ---------    ---------
     Total liabilities .....................................     426,143      363,350

Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at September 30, 1996 and
   December 31, 1995 .......................................        --           --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 4,880,025 and 5,422,250 shares issued and
   outstanding at  September 30, 1996 and December 31, 1995           54           54
   Retained earnings,substantially restricted ..............      29,040       28,272
   Additional paid in capital ..............................      52,127       52,127
   Treasury Stock (542,225 shares at September 30, 1996 and
      no shares at December 31, 1995) ......................      (5,474)        --
   Common stock acquired by ESOP ...........................      (4,013)      (4,338)
   Net unrealized loss on securities available for sale ....      (1,372)        (100)
                                                               ---------    ---------
     Total shareholders' equity ............................      70,362       76,015

     Total liabilities and shareholders' equity ............   $ 496,505    $ 439,365
                                                               =========    =========

See accompanying notes to consolidated interim financial statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)

                                                               For the nine months
                                                               ended September 30,
                                                              1996           1995
                                                          -----------  -----------
Increase  (decrease)  in cash and cash  equivalents:
    Cash flows from operating activities:
  Net income ............................................   $     768    $     493
  Adjustments to reconcile net income  to net
  cash provided (used) by operating activities:
     Depreciation and amortization ......................         420          365
     Provision for loan losses ..........................       2,610        1,344
     Writedowns on real estate owned and
         other repossessed assets .......................         479          822
     Writedown of Nationar related amounts ..............        --            105
     Loss on sales and disposals of fixed assets & software        64         --
     Loss (gain) on sales and redemptions of investment
       and mortgage-backed securities-AFS ...............          89           (1)
     Net loss on sales of other real estate owned and
          other repossessed assets ......................          96          133
     Net amortization on investment securities and
       mortgage-backed securities-AFS ...................         400           12
     Deferred tax benefit ...............................        (358)        (107)
     Decrease (increase) in other assets ................      16,195         (747)
     (Decrease) increase in accrued expenses
       and other liabilities ............................     (47,544)         960
     Decrease in advances from borrowers
       for taxes and insurance ..........................        (805)      (1,348)
                                                            ---------    ---------
  Net cash (used) provided by operating activities ......     (27,586)       2,031

Cash flows from investing activities:
  Purchases of mortgage-backed securities-AFS ...........    (136,178)        --
  Proceeds from principal paydowns of
     mortgage-backed securities-AFS .....................      18,025        1,801
  Proceeds from maturity of investment securites-AFS ....       9,100        4,013
  Proceeds from sales of investment and mortgage-backed
     securities-AFS .....................................      21,897         --
  Purchase of investment securities-AFS .................     (46,191)        --
  Purchase of FHLB stock ................................        (137)        (237)
  Net (increase) decrease in loans made to customers ....     (26,543)       4,074
  Capital Expenditures ..................................        (201)        (455)
  Expenditures Computer Software ........................          (9)         (16)
  Proceeds from Sale of Real Estate Owned and
        Other Repossessed Asset .........................         729        1,633
  Proceeds from Fixed Asset Sale ........................          25         --
                                                            ---------    ---------
  Net cash (used) provided by investing activities ......    (159,483)      10,813





AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows(unaudited), Continued
(dollars in thousands)                                         For the nine months
                                                               ended September 30,
                                                             1996            1995
                                                         ----------    -----------
    Cash flows from financing activities:
      Amortization of Unearned ESOP shares                     325             ---
      Purchase of Treasury Stock                            (5,474)            ---
      Net increase (decrease) in deposits                  (11,248)         17,266
      (Repayments)  advances from FHLB                      22,500        (15,000)
      Advances from other borrowings                        99,890             ---
      Repayments  from other borrowings                        ---         (4,000)
                                                         ----------    -----------
      Net cash provided (used) by financing activities     105,993         (1,734)

    Net increase (decrease) in cash and cash equivalents   (81,076)         11,110
    Cash and cash equivalents at beginning of year          84,613          16,287
                                                         ----------    -----------
    Cash and cash equivalents at end of period              $3,537         $27,397
                                                         ==========    ===========


Supplemental disclosures of cash flow information- cash paid during the year for:

           Interest                                        $10,675          $9,341
                                                         ==========    ===========

           Income Taxes                                       $736            $870
                                                         ==========    ===========

Noncash investing activity:
    Net reduction in loans receivable resulting from the transfer
      to real estate owned and other repossessed assets     $1,371         $1,193
                                                         ==========    ===========

    Net increase in unrealized loss on investment
      securities and mortgage-backed securities,
      available for sale, net of deferred tax effect        $1,272        ---
                                                         ==========    ===========

See accompanying notes to consolidated interim financial statements

        SUMMARIZED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1) In Management's opinion, the financial information, which is unaudited, reflects all adjustments (consisting solely of normal recurring adjustments) necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 1996 and September 30, 1995, in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1995 Annual Report on Form 10-K.

(2) In May 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS No. 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Various assets are excluded from the scope of SFAS No. 121, including financial instruments which constitute the majority of the Company's assets. For long-lived assets included in the scope of SFAS No. 121, such as premises and equipment, an impairment loss must be recognized when the estimate of total undiscounted future cash flows attributable to the asset is less than the asset's carrying amount of the asset to its fair value. Long-lived assets to be disposed of such as real estate or premises to be sold, are reported at the lower of carrying amount or fair value less cost to sell. The Company adopted SFAS No. 121 in the first quarter of 1996. The adoption of SFAS No. 121 did not have a material effect on the Company's consolidated financial statements or results of operations.

(3) Amounts in the prior periods' consolidated interim financial statements are reclassified wherever necessary to conform to current period presentations.

(4)  Commitments and Contingent Liabilities: Legal Proceedings

      Current Owners of F.H. Doherty Associates, Inc. vs.
         Amsterdam Savings Bank, F.S.B.

      As an update to the disclosure in Note (15) to the Company's consolidated financial statements for the year ended December 31, 1995, the parties involved stipulated to a termination on November 1, 1996. This termination will not have a significant effect on the Company's consolidated financial condition and results of operations in the three months and twelve months ending December 31, 1996.

(5)  Loss Contingency

      As an update to the disclosure in Note (17) to the Company's consolidated financial statements for the year ended December 31, 1995, in regard to the seizure of Nationar by the Superintendent of Banks of the State of New York, the Amsterdam Savings Bank, F.S.B. (the "Bank" herein) has received the full amount of its demand deposit account claim of $221,000, less $1,000 for interest assessed by the Superintendent. The interest was charged against the reserve previously established.

      In addition, effective June 10, 1996, the Bank agreed to the issuance of a new letter of credit as proposed by the attorneys representing the Superintendent of Banks. The new letter of credit was for $150,000. With the issuance of this letter of credit, the Bank effectively recovered $837,500 of the estimated fair value of the security seized by the Superintendent at the time of the Nationar takeover. Concurrent with the issuance of the $150,000 letter of credit, the Bank was required to pay to the Banking Department interest of $58,000 under the terms of the original letter of credit agreement. The interest was charged against the reserve account that the Bank had previously established.

      On October 23, 1996, the New York State Superintendent of Banks announced that he had filed an application with the New York State Supreme Court seeking authority to pay in full the balance of all accepted unsecured claims (other than claims for subordinated debt and stock interests). If authorized by the Court, the Superintendent stated that he intends to make payments before the end of 1996. Subsequent to the Superintendent's announcement, the Company was informed by the Superintendent's Office that the $150,000 letter of credit will be canceled and that the Company will have no further liability in connection with its agreement with the Superintendent.

(6) Earnings per Share

      This ratio is a single number representing the reduction of an entity's total net income after taxes to the amount earned by each share outstanding for the financial period presented. The ratio is calculated by dividing the total net income after taxes for the period presented by the weighted average number of shares outstanding, excluding reacquired shares from the date of acquisition and unearned shares owned by an ESOP, during the period presented. The Company had no common stock equivalents for the periods presented in the consolidated financial statements, herein, for inclusion in the earnings per share calculation.


Item 2

Management's Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1995 Annual Report on Form 10-K.

General
-------

      Prior to the consummation of the conversion on December 26, 1995, the Company had no significant assets, liabilities or operations. Accordingly, the consolidated data for the three months and the nine months ended September 30, 1995, represents the data of the Bank and its subsidiaries.

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

      The Company does not undertake - and specifically disclaims any obligation
- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

      The Company recorded net income of $572,000 for the quarter ended September 30, 1996, or $0.12 per share, and earnings for the nine months ended September 30, 1996, of $768,000, or $0.16 per share, compared to net income of $665,000 and $493,000 in the corresponding periods in 1995, respectively. The average number of shares outstanding (excluding unearned shares owned by the ESOP) were 4,657,401 and 4,881,147 for the three and nine months ended September 30, 1996, respectively.

      The 1996 third quarter earnings decline in comparison to the 1995 period, was due to increases in the provision for loan losses and non-interest expenses of $489,000 and $768,000, respectively, partially offset by an increase in net interest income before provision for loan losses of $1.2 million, or 39.0%, to $4.3 million from $3.1 million. The Company's efficiency ratio improved to 54.2% for the three months ended September 30,1996, from 63.4% in the comparable 1995 period.

      The improvement in net income of $275,000 for the nine months ended September 30, 1996, to $768,000 was the result of an increase in net interest income before provision for loan losses of $2.1 million, or 21.4%, to $11.9 million compared to $9.8 million for the nine months ended September 30, 1995. This positive factor was partially offset by an increase in the provision for loan losses of $1.3 million. The Company's efficiency ratio improved to 61.5% for the nine months ended September 30, 1996, from 68.5% in the same period a year ago.

      Non-performing assets increased to $18.0 million at September 30,1996, from $12.0 million at December 31, 1995. At September 30, 1996, non-performing assets were 3.63% of total assets compared to 2.72% at December 31, 1995. The Company's allowance for loan losses to non-performing loans and to total loans at September 30, 1996, was 31.88% and 1.70%, respectively, compared to 30.10% and 1.05%, respectively, at December 31, 1995. See "Asset Quality" herein.



                            RESULTS OF OPERATIONS

COMPARISON OF OPERATING RESULTS FOR THE QUARTERS ENDED SEPTEMBER 30, 1996 AND
1995

Net Interest Income
-------------------

      Net interest income before provision for loan losses for the quarter ended September 30, 1996 was $4.3 million, an increase of $1.2 million, or 39.0%, compared to the same period in 1995. The improvement in net interest income resulted from an increase in average net interest-earning assets of $47.7 million (net of net unrealized losses on available for sale securities and average interest-bearing liabilities ) funded primarily by the proceeds received in the conversion. The growth in average net interest- earning assets was primarily attributable to an increase in average mortgage-backed securities available for sale of $126.5 million to $151.9 million from $25.3 million in the third quarter 1995. In addition, average investment securities available for sale increased by $20.5 million to $45.7 million and average loans receivable grew to $271.8 million, an increase of $11.1 million. These increases were partially offset by a decline in average other interest-earning assets of $20.2 million, primarily federal funds sold, and an increase in average interest-bearing liabilities of $90.2 million. The increase in average interest-bearing liabilities was mainly due to the addition of $102.9 million in borrowed funds to the mix of interest-bearing liabilities, with average securities sold under agreements to repurchase increasing by $89.7 million, partially offset by a decline of $12.7 million in average interest-bearing deposits.

      The positive effect derived from the growth in average net interest-earning assets was partially offset by a narrowing of 5 basis points in the Company's average net interest margin to 3.60% from 3.65% in 1995's third quarter. The narrowing in the average net interest margin resulted primarily from a decrease of 32 basis points in the average yield on loans receivable mainly attributable to a general decline in the level of local market loan rates since September 30, 1995, partially offset by a decline of 12 basis points in the overall cost of the funds used to support average interest-earning assets.

Provision for loan losses
-------------------------

      The provision for loan losses increased by $489,000 to $549,000 for the quarter ended September 30, 1996, compared to the same quarter in 1995. In the 1996 period, as the result of the increase in non-performing loans and other factors, the provision for loan losses was increased. See "Asset Quality", herein.

Non-interest income
-------------------

      Non-interest income declined modestly to $283,000, a decrease of $6,000 from the third quarter 1995. Service charges on deposit accounts and net gains on securities transactions increased by $9,000 and $8,000, respectively, but were offset by a decline of $23,000 in other non-interest income, mainly attributable to a decrease of $11,000 in commissions received from the sales of annuities and mutual funds by the Bank's insurance agency subsidiary.

Non-interest expense
--------------------

      The increase in non-interest expenses of $768,000 was primarily attributable to an increase in losses and write-downs on real estate owned of $434,000. In the third quarter of 1996, compared to the comparable 1995 period, the Company significantly increased its losses and write-down expense on real estate owned based on actual expenses incurred and management's estimations of lower fair values, less disposal costs. Management's estimations of the fair value of the Company's real estate owned were based on various factors, which included appraisals, actual sales, and offers to purchase such properties or properties similar in nature to the foreclosed properties held by the Company. Also contributing to the increase in non-interest expenses were new costs pertaining to the Company's ESOP, the introduction of new services, e.g., check imaging and 24-hour telephone balance and rate access, a third supermarket branch, the additional costs associated with being a public company and higher marketing and advertising expenses to support a more aggressive advertising campaign to promote an increased public awareness of the Bank's name and products.

Income taxes
------------

      For the three months ended September 30, 1996, income taxes increased by $25,000 to $391,000 due primarily to the additional taxes related to the holding company.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995

Net interest income
-------------------

      Net interest income before provision for loan losses increased $2.1 million, or 21.4%, to $11.9 million for the nine months ended September 30, 1996, compared to the like period in 1995. The improvement in net interest income was attributable to an increase in average net interest-earning assets of $47.0 million (net of net unrealized losses on available for sale securities and average interest-bearing liabilities) funded primarily by the proceeds from the conversion. The growth in average net interest-earning assets was primarily attributable to increases in average mortgage-backed securities available for sale of $79.5 million. Average investment securities available for sale increased by $9.6 million and average other interest-earning assets increased by $6.1 million, comprised mainly of federal funds sold. These increases were partially offset by a decline in average loans receivable of $5.4 million and an increase in average interest-bearing liabilities of $42.8 million. The increase in average interest- bearing liabilities was mainly due to an increase of $42.1 million in average borrowed funds to $48.7 million for the nine months ended September 30, 1996. Additionally, average interest-bearing deposits increased by $779,000.

      The positive effect derived from the growth in average net interest-earning assets was partially offset by a decrease in the average net interest margin to 3.79 % for the nine months ended September 30, 1996, from 3.98% for the same period in 1995. The narrowing in the average net interest margin was attributable primarily to a significant increase in the concentration of average borrowed funds, especially securities sold under agreements to repurchase, in the funding mix and a decline of 31 basis points in the average rate earned on interest-earning assets to 7.48%. This decline resulted from a heavier concentration of mortgage-backed securities in the mix of average interest-earning assets for the nine months ended September 30, 1996 , 25.2% of total average interest-earning assets compared to 7.9% for the comparable 1995 period, at an average rate of 7.00%, which was down slightly from an average rate of 7.03% in 1995.

Provision for loan losses
-------------------------

      The increase was primarily due to a $1.5 million provision taken on March 31, 1996, pertaining to the Bank's aggregate lending relationship of $3.6 million with the Bennett Funding Group, a company that filed for Chapter 11 bankruptcy protection on March 29, 1996. See "Asset Quality" herein.

Non-interest income
-------------------

      Non- interest income decreased by $158,000 to $670,000, primarily due to net losses on securities sold of $89,000 compared with a net gain of $1,000 in the 1995 period. The Bank's available for sale securities portfolio was yielding below market rates in late 1995. As a result, the Bank decided in the first quarter of 1996 to sell most of its holdings and reinvest the proceeds in then current higher yielding securities, based on a projection that the losses on the sales would be recovered in approximately six-months. Also contributing to the decrease in non-interest income was a decline of $32,000 in commission income from the sales of annuities and mutual funds by the Bank's insurance agency subsidiary and a decrease in insurance dividends received of $32,000, which resulted from the recognition of non-recurring dividends received in the three-months ended March 31, 1995.

Non-interest expense
--------------------

      Non-interest expense increased by a modest 1.9%, or $161,000, to $8.5 million for the nine months ended September 30, 1996, from $8.4 million in 1995. Salaries, wages and benefits increased by $391,000, mainly due to the Company's ESOP which added $325,000 in new compensation expenses. Other non-interest expenses increased by $349,000 primarily attributable to: other repossessed asset (non-real estate) expenses which were higher by $95,000 mainly due to lower fair values on the repossessed assets; an increase in non-deferrable loan related expenses of $87,000, primarily the payment of delinquent property taxes on a loan in the process of being foreclosed; armored car and messenger service expenses increased $58,000, the result of the three supermarket branches and the Bank's joining of the Albany Clearing House for the direct presentment of checks drawn on member institutions; and , consultant fees increased by $68,000 due primarily to the engagement of a consulting firm to evaluate and make recommendations in regard to opportunities for the Bank to reduce and control non-interest expenses.

      Partially offsetting the aforementioned increases was a decline in the FDIC/BIF deposit insurance premium of $379,000, which reflects the lower assessment rate applied to the Bank for 1996 as a well-capitalized institution.

Income taxes
------------

      The Company recorded tax expenses of $596,000 for the nine months ended September 30, 1996, compared to $363,000 in the corresponding 1995 period. This increase resulted from an increase in pre-tax income of $508,000 and the additional tax expenses applicable to the holding company.

                              FINANCIAL CONDITION

      The Company's total assets at September 30, 1996, were $496.5 million, an increase of $57.1 million, or 13.0%, compared to total assets of $439.4 million at December 31, 1995. The growth in assets was primarily attributable to a $109.7 million increase in mortgage-backed securities available for sale and an increase of $21.2 million in investment securities available for sale. Loans receivable, net of unamortized fees, grew to $277.3 million, an increase of 9.7%, which is more indicative of the Company's current loan origination trend than the decline in average loans receivable for the nine months ended September 30, 1996, compared to the corresponding period in 1995. Partially offsetting these increases were a decline in federal funds sold of $77.1 million and an $18.1 million decrease in the amount due from brokers. The growth in total assets was primarily funded with new borrowings of $99.9 million in securities sold under agreements to repurchase and $22.5 million in advances from the Federal Home Loan Bank of New York, partially offset by declines in deposits of $11.2 million and due to brokers of $46.9 million. .

      Total deposits were $300.0 million, a decline of 3.6% from December 31, 1995.

      Total shareholders' equity decreased $5.7 million from December 31,1995, to $70.4 million at September 30, 1996, due primarily to the buy-back of 10% of the total shares initially issued by the Company and an increase of $1.3 million in net tax-effected unrealized losses on securities available for sale.

      On July 22, 1996, the Company announced that it intended to repurchase up to 10% of its outstanding shares, or 542,225 shares, during the period July 23, 1996 to December 31, 1996. As of August 6, 1996, the Company successfully completed the buy-back of the 542,225 shares at an average repurchase price of $10.10 per share. Shares issued and outstanding on September 30, 1996, were 4,880,025 (including unearned shares owned by the ESOP) and the book value per share was $14.42 compared to $14.02 at December 31, 1995, on 5,422,250 shares issued and outstanding.

      The primary factor responsible for the increase in net tax-effected unrealized losses on securities available for sale was the general increase in market interest rates that occurred during the nine months ended September 30, 1996. If market interest rates continue to increase, the Company would evaluate whether it would be more advantageous to sell the below market securities at a loss and reinvest the proceeds in higher yielding securities and/or loans if the losses on such sales could be recovered in a reasonable time period. Moreover, the sales of securities at a loss could adversely impact the Company's net earnings in the year of the sales. Conversely, if the Company decided not to sell the below market securities as market interest rates continued to rise, net interest income could be adversely impacted as the Company's average cost of funds increased.

      However, if market interest rates decline in the future, the Company's consolidated unrealized losses would decrease. Furthermore, depending on the magnitude of any future interest rate declines, the Company's available for sale investment and mortgage-backed securities could produce unrealized gains. Additionally, net interest income could increase as the Company's average cost to fund these interest-earning assets would be decreasing.



Liquidity and Funding
---------------------

      The Company's primary sources of funds for operations are deposits from its market area, principal and interest payments on loans and securities available for sale, proceeds from the sale and maturity of securities available for sale, advances from the FHLB of New York and other borrowed funds, primarily securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

      The primary investing activities of the Company are the origination of loans and the purchase of securities. During the nine months ended September 30, 1996, the Company's loan originations totaled $66.3 million. The Company purchased investment securities available for sale and mortgage-backed securities available for sale, during the nine months ended September 30, 1996, of $46.2 million and $136.2 million, respectively.

      The primary financing activity of the Company is the attraction of deposits. However, as of September 30, 1996, the Bank had experienced a net decrease in deposits of $11.2 million from December 31, 1995. Management believes that the decrease in deposits, primarily certificates of deposit, occurred because some of the Company's customers were unwilling to accept the lower interest rates offered by the Company and other local banks that resulted from a general decline in local market CD rates and, therefore, these more rate sensitive depositors pursued alternative investments in order to maximize their returns on investment.

      The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5% and the short-term liquidity ratio is 1%. The Bank's average daily liquidity ratio for the month of September 1996 was 7.5%, and its short-term liquidity ratio for the same month was 1.1%.

      The Company's most liquid assets are cash and cash equivalents, which consist of federal funds sold and bank deposits. The level of these assets is dependent on the Bank's operation, financing, and investing activities during any given period. At September 30, 1996, cash and cash equivalents totaled $3.5 million, compared to $84.6 million at December 31, 1995. The decline in cash equivalents, mainly federal funds sold, resulted from a shift from these lower yielding assets in the mix of interest-earning assets into higher yielding mortgage-backed and investment securities available for sale.

      The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 1996, the Bank had commitments to originate loans of $6.4 million as well as undrawn commitments of $6.2 million on home equity and other lines of credit. Certificates of deposit which are scheduled to mature in one year or less at September 30, 1996, totaled $99.2 million. Management believes that a significant portion of such deposits will remain with the Bank. However, if the Bank is not able to maintain its historical retention rate on maturing certificates of deposit, it may consider employing the following strategies: increase its borrowed funds position to compensate for the deposit outflows; increase the rates it offers on these deposits in order to increase the retention rate on maturing CDs and/or to attract new deposits; or, attempt to increase certificates of deposit through the use of deposit brokers. Depending on the level of market interest rates at the CD renewal dates, these strategies could result in higher or lower levels of net interest income and net earnings.

      The Company also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, as well as for the payment of any dividends to stockholders. The primary source of liquidity on an ongoing basis is dividends from the Bank. To date, no dividends have been paid from the Bank to the Company.

      Management does not believe that the consolidated financial condition and results of operations of the Company and its subsidiaries will be affected materially by the termination of the legal proceeding in which the Bank was the defendant or by the settlement of its claims in the Nationar bankruptcy workout. See Summarized Notes (3) and (4) to the interim consolidated financial statements (unaudited) herein.

Capital
-------

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

      At September 30, 1996, the Bank had $50.8 million of tangible and core capital, respectively, or 10.4% of adjusted total assets, which was approximately $43.5 million and $36.2 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. On September 30, 1996, the Bank had risk-based capital of $53.5 million (including $50.8 million in core capital and $2.7 million in qualifying supplementary capital) or 24.6% of risk-weighted assets of $217.8 million. The Bank's risk-weighted capital was $36.1 million above the 8.0% requirement in effect on that date.


ASSET QUALITY

Non-performing assets
---------------------

      The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio at the dates indicated. A loan is placed on non-accrual status when the loan is more than 90 days delinquent (except for FHA insured and VA guaranteed loans) or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income. Foreclosed assets includes assets acquired in settlement of loans.

                                                Sept. 30   Dec. 31
                                                  1996      1995
                                                ---------  -------
                                                  (In thousands)
Non-accruing loans:
   One-to four-family ......................   $   803    $ 1,525
   Multi-family ............................     1,501         77
   Commercial real estate ..................     3,287      1,549
   Consumer ................................     1,104        605
   Commercial Business .....................     4,195        743
                                               -------    -------
     Total .................................    10,890      4,499
                                               -------    -------
Accruing loans delinquent more than 90 days:
   One-to four-family ......................       168        261
   Multi-family ............................         0          0
   Commercial real estate ..................         0          0
   Consumer ................................         2          0
   Commercial Business .....................         0          0
                                               -------    -------
     Total .................................       170        261
                                               -------    -------
Troubled debt restructured loans:
   One-to four-family ......................        88         89
   Multi-family ............................     1,607      1,626
   Commercial real estate ..................     1,892      2,185
   Consumer ................................        81         84
   Commercial Business .....................        63         51
                                               -------    -------
     Total .................................     3,731      4,035
                                               -------    -------
Foreclosed assets:
   One-to four-family ......................       964        459
   Multi-family ............................       556        926
   Commercial real estate ..................     1,439      1,503
   Consumer ................................       275        281
   Commercial Business .....................         0          0
                                               -------    -------
     Total .................................     3,234      3,169
                                               -------    -------
Total non-performing assets ................   $18,025    $11,964
                                               =======    =======
Total as a percentage
of total assets ............................      3.63%      2.72%

      For the nine months ended September 30, 1996, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $890,000. The amount that was included in interest income on such loans was $253,000, which represents actual receipts.

      Similarly, for the nine months ended September 30, 1996, gross interest income which would have been recorded had the restructured loans paid in accordance with their original terms amounted to $306,000. The amount that was included in interest income on such loans was $218,000.

      Material changes in non-performing assets since December 31, 1995, resulted primarily from the addition of three loans to the non-accruing category during the quarter ended March 31, 1996, and these loans continued to be non-performing as of September 30, 1996. During the quarter ended September 30,1996, there was one material addition made to non-performing assets .

       As previously mentioned, the Company has a lending relationship with the Bennett Funding Group, Inc. comprised of nine commercial business loans, aggregating $3.6 million, secured by a total of 684 lease agreements. The Company designated all of the Bennett loans as non-accruing due to the Bennett bankruptcy filing and the subsequent freeze placed on their accounts. Counsel for the bankruptcy trustee and counsel for the Bank have been engaged in discussions which might lead to an agreed upon recognition of a percentage of the Bank's perfected security interest in the cash collateral held by the trustee. The discussions are quite preliminary, and it is not known if a settlement is likely or what percentage of the security, if any, will actually be paid. While management believes, based on these discussions, that the $1.5 million reserve is appropriate at September 30, 1996, additional reserves may be necessary in the future.

      The second loan placed on non-accrual status during the nine months ended September 30,1996, was a commercial real estate loan in the amount of $702,000. This loan is secured by an 8 story, 33-unit mixed purpose income property located in Albany, New York, consisting of 30 residential apartments and 3 commercial suites. At September 30, 1996, the loan was more than 90 days delinquent and the Bank has re-initiated its foreclosure action as the result of the borrower's failure to respond to the Bank's workout proposal by the deadline date specified in the proposed agreement.

      The third material addition to non-performing loans at September 30, 1996, compared to December 31, 1995, was a multi-family real estate loan in the amount of $600,000. This loan is secured by a three building, 27- unit garden apartment complex located in Monroe County, New York. The borrower became delinquent due to personal financial problems not directly related to the apartment complex. The Bank has initiated foreclosure proceedings and a receiver has been appointed to collect rental payments. The borrower requested and has been provided with a workout agreement. Under the terms of the workout agreement, the borrower will be required to agree to the appointment of a real estate management firm to oversee the property and to a stipulation that the loan be brought current. During the negotiation of the workout terms, an environmental concern was detected and reported to the N.Y.S. Department of Environmental Conservation ("DEC"). A Phase I Environmental Inspection has been completed and the initial remediation effort is underway. However, the total work required to restore the property to acceptable environmental standards cannot be determined at this time and, therefore, further stipulations may have to be added to the workout agreement. Once the borrower and the Bank have agreed to the workout terms, the receivership will be terminated and the foreclosure proceeding will be discontinued.

       During the third quarter, the Bank added a $1.4 million commercial real estate loan to its non-performing loans as of September 30, 1996, due to the loan becoming more than 90-days delinquent. The Bank was monitoring this loan and included a discussion in its June 30, 1996, Form 10-Q filing. This loan is secured by property located in Colonie, New York and is currently being used for the operation of a restaurant. The restaurant has been operating at a loss and the borrower has indicated that the main reason for this unexpected performance is the increasing competition from national restaurant chains that have opened in the restaurant's primary market area. The borrower was notified that in order for the Bank to postpone a foreclosure action, interest only payments must be made on the loan while the borrower's refinancing negotiations continue. Due to the borrower's failure to adhere to the Bank's interest-only payment terms, a foreclosure action has been initiated.

Allowance for Loan Losses
-------------------------

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.


The following table sets forth an analysis of the Company's allowance for loan losses.

                                                          For the nine months
                                                          ended September 30,
                                                          1996            1995
                                                       ---------       ---------
                                                             (In thousands)

Balance at beginning of period .................        $ 2,647         $ 2,235

Charge-offs:
     One- to four-family .......................           (120)            (25)
     Multi Family ..............................              0               0
     Commercial Real Estate ....................            (28)           (437)
     Consumer ..................................           (372)           (266)
     Commercial Business .......................            (69)            (46)
                                                       ---------       ---------
        Total Charge offs ......................           (589)           (774)

Recoveries:
     One- to four-family .......................              9               0
     Multi Family ..............................              0              64
     Commercial Real Estate ....................              0               2
     Consumer ..................................             39              35
     Commercial Business .......................              0               0
                                                       ---------       ---------
        Total Recoveries .......................             48             101

Net Charge-offs  ...............................           (541)           (673)
Provisions charged to operations ...............          2,610           1,344
                                                       ---------       ---------
Balance at end of period .......................         $4,716          $2,906
                                                       =========       =========
Ratio of net charge-offs during
the period to average loans
outstanding during period                                 0.20%           0.26%

Ratio of net charge-offs during
the period to average
non-performing assets                                     3.34%           5.39%

Part II - Other Information

Item 1.  Legal Proceedings

       The parties involved stipulated to a termination on November 1, 1996. This termination will not have a significant effect on the Company's consolidated financial condition and results of operations in the three months and twelve months ending December 31, 1996. Refer to Summarized Notes To Consolidated Interim Financial Statements, Note Number (4), herein.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

            Exhibit number 27, Financial Data Schedule

      (b)   Reports on Form 8-K

            Current reports on form 8-K were filed on November 4, 1996 for:

            (i) October 25, 1996 press release regarding Ambanc Holding Co., Inc. earnings for the three and nine months ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.





Robert J. Brittain
President and Chief Executive Officer
(Principal Executive Officer)
Date:  November 14, 1996




Harold A. Baylor, Jr.
Vice President and Treasurer
(Principal Financial and Accounting Officer)
Date:  November 14, 1996

                                EXHIBIT INDEX


Exhibit 27  Financial Data Schedule