Form 10-K
period 1996-12-31
AMBANC HOLDING CO INC
filed 1997-04-15
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
            For the fiscal year ended December 31, 1996
                                       OR
[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from___________________ to ______________________
            Commission file number: 0-27036

                            AMBANC HOLDING CO., INC.
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

            Delaware                                  14-1783770
_____________________________________     _____________________________________
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

11 Division Street, Amsterdam, New York                          12010-4303
_______________________________________________________________________________
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:       (518)842-7200
                                                    ___________________________

         Securities Registered Pursuant to Section 12(b) of the Act:
                                      None
         Securities Registered Pursuant to Section 12(g) of the Act:
                          Common Stock, $.01 par value
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES X . NO __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market as of April 11, 1997, was $57,539,688. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

      As of April 11, 1997, there were issued and outstanding 4,392,023 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


      Parts II and IV of Form 10-K - Portions of the Annual Report to Stockholders for the year ended December 31, 1996.


      Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Stockholders for the year ended December 31, 1996.

                                     PART I


Item 1.  Description of Business


General


     Ambanc Holding Co., Inc. (the "Company") was formed as a Delaware corporation in June 1995 to act as the holding company for Amsterdam Savings Bank, FSB (the "Bank") upon the completion of the Bank's conversion from mutual to stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on December 26, 1995. The Company's Common Stock trades on The Nasdaq Stock Market under the symbol "AHCI". All references to the Company, unless otherwise indicated, at or before December 26, 1995 refer to the Bank.



      At December 31, 1996, the Company had $ 472.4 million of assets and stockholders' equity of $61.5 million (or 13.0%) of total assets.


     The Bank, organized in 1886, is a federally chartered savings bank headquartered in Amsterdam, New York. The principal business of the Bank consists of attracting retail deposits from the general public and using those funds, together with borrowings and other funds, to originate primarily one- to four-family residential mortgage loans, home equity loans and consumer loans, and to a lesser extent, commercial and multi-family real estate, and commercial business loans in the Bank's primary market area. See "-Market Area." The Bank also invests in mortgage-backed securities, U.S. Government and agency obligations and other permissible investments. Revenues are derived primarily from interest on loans, mortgage-backed and related securities and investments.


     The Bank offers a variety of deposit accounts having a wide range of interest rates and terms. The Bank is a member of the Bank Insurance Fund (the "BIF"), which is administered by the Federal Deposit Insurance Corporation (the "FDIC"). Its deposits are insured up to applicable limits by the FDIC, which insurance is backed by the full faith and credit of the United States Government. The Bank primarily solicits deposits in its primary market area and currently does not have brokered deposits. The Bank is a member of the Federal Home Loan Bank (the "FHLB") System.


      The Company's and the Bank's executive office is located at 11 Division Street, Amsterdam, New York, 12010-4303, and its telephone number is (518) 842-7200.

     When used in this annual Report on Form 10-K, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties - including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.


      The Company does not undertake - and specifically disclaims any obligation
- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Market Area


      The Company's primary market area is comprised of Albany, Fulton, Montgomery, Saratoga and Schenectady Counties in New York, which are serviced through the Bank's main office, eight other banking offices and its operations center. The Company's primary market area consists principally of suburban and rural communities with manufacturing serving as the basis of the local economy. Trade, service and government related industries comprise the other major components of the Company's primary market area economy.


     Consistent with the trend throughout the United States, the service sector has been increasing as a percentage of the total employment in the Bank's primary market area with State and local government accounting for a large percentage of such employment. The manufacturing sector of the economy is very diverse, with a large majority of the manufacturers having fewer than 200 employees. Employers in Montgomery County include St. Mary's Hospital, Amsterdam Memorial Hospital, Amsterdam Printing and Litho Corp., Hasbro, Inc. and Kasson & Keller/Keymark.


     Montgomery County, where the main office of the Company is located, is the least populated county in the Company's primary market area with a population of approximately 52,600. Albany County, where the Bank opened a new branch, is the most populated county in the Company's market area with a population of approximately 293,700. The unemployment rate in Montgomery County as of December 1996 was 6.9%, down from 7.0% as of October 1995; the unemployment rate for New York State was 5.9%, down from 6.0% as of the same dates.

Lending Activities


      General


     The Company primarily originates fixed- and adjustable rate, one- to four-family mortgage loans. The Company's general policy is to originate mortgages with terms between 15 and 30 years for retention in its portfolio. The Company also originates fixed and adjustable rate consumer loans. Adjustable rate mortgage ("ARM"), home equity and consumer loans are originated in order to maintain loans with more frequent terms to repricing or shorter maturities than fixed-rate, one- to four-family mortgage loans. See "- Loan Portfolio Composition" and "- One- to Four-Family Residential Real Estate Lending." In addition, the Company originates commercial and multi-family real estate, construction and commercial business loans in its primary market area; although, the originations of these types of loans has recently been de-emphasized by the Bank. Beginning in 1997 the Company will initiate an FHA loan program primarily directed at low-to-moderate income borrowers with terms up to 30 years. Loan originations are generated by the Company's marketing efforts, which include print and radio advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders. At December 31, 1996, the Company's net loan portfolio totaled $248.1 million.


     Loan applications are initially considered and approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Bank employees with lending authority are designated, and their lending limit authority defined, by the Board of Directors of the Bank. The approval of the Bank's Board of Directors is required for any loan relationship that includes a commercial real estate or commercial business loan whose aggregate borrowings exceed $250,000, and for all other loan relationships whose aggregate borrowings exceed $500,000. The Bank also has an Officer/Director Loan Committee which has authority to approve loans between $250,000 and $500,000 and meets as needed to approve loans between Board meetings.


      The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1996, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $6.9 million. At such date, the Bank did not have any loans or series of loans to related borrowers with an outstanding balance in excess of this amount.


     At December 31, 1996, the Company's largest lending relationship totaled $1.9 million (net of $1.7 million charged off in 1996) and consisted of eight loans secured by various office equipment and the equipment lease contracts between the borrower and its lessees. These loans were in default as of December 31, 1996 as a result of a bankruptcy filing on March 29, 1996. For further discussion, see "Asset Quality - Non-Performing Assets" herein, and "Management Discussion and Analysis of Financial Condition and Results of Operations": contained in the Company's Annual Report to Stockholders attached hereto as
Exhibit 13 ("Annual Report").

     The next three largest lending relationships at December 31, 1996 consisted of a $1.3 million loan secured by a motel, a $1.2 million loan secured by a strip shopping center, and a $1.1 million loan secured by a day treatment center for mentally retarded and developmentally disabled individuals. At December 31, 1996, there were only three other loans or lending relationships equal to or in excess of $1 million. All of the foregoing loans were current at December 31, 1996.

      Loan  Portfolio  Composition.


     The following table presents information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for deferred fees and discounts and allowances for losses) as of the dates indicated.



                                                                                December 31,
                                       --------------------------------------------------------------------------------------------
                                             1996               1995               1994               1993               1992
                                        Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
                                                                          (Dollars in Thousands)
Real Estate Loans:
     One- to four-family               $158,182   63.15%  $133,468   53.20%  $140,418   53.63% $116,441    52.18% $136,554   55.22%
     Home Equity                         22,817    9.11     17,519    6.98     16,715    6.39    16,135     7.23    15,777    6.38
     Multi Family                         4,724    1.88      8,176    3.26      8,718    3.33    10,978     4.92    10,499    4.25
     Commercial                          29,947   11.96     41,929   16.71     46,736   17.85    51,528    23.09    58,674   23.72
     Construction                         2,234    0.89      1,073    0.43      4,809    1.84       812     0.36     2,280    0.92
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
        Total Real Estate               217,904   86.99    202,165   80.58    217,396   83.04   195,894    87.78   223,784   90.49
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
Other Loans:
 Consumer Loans
     Auto Loans                          12,417    4.96      9,337    3.72     4,765     1.82     1,147     0.52     1,362    0.55
     Recreational Vehicles                9,416    3.76     12,881    5.13    12,352     4.72     7,908     3.54     6,949    2.81
     Manufactured Homes                     620    0.25     13,484    5.37    15,161     5.79     5,751     2.58     1,616    0.66
     Other Secured                        1,866    0.74      2,020    0.81     2,065     0.79     3,867     1.73     3,793    1.53
     Unsecured                            1,445    0.58      1,299    0.52     1,398     0.53     1,499     0.67     1,564    0.63
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
        Total Consumer Loans             25,764   10.29     39,021   15.55    35,741    13.65    20,172     9.04    15,284    6.18
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
Commercial Business Loans:
     Secured                              6,199    2.47      9,346    3.73     8,332     3.18     6,810     3.05     7,857    3.18
     Unsecured                              620    0.25        350    0.14       339     0.13       279     0.13       379    0.15
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
        Total Commercial
        Business Loans                    6,819    2.72      9,696    3.87     8,671     3.31     7,089     3.18     8,236    3.33
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
Total Loan Portfolio, Gross             250,487  100.00%   250,882  100.00%  261,808   100.00%  223,155   100.00%  247,304  100.00%
                                                 ======             ======              ======             ======            ======
Less:
 Unamortized discount and
    deferred loan fees                   (1,045)            (1,756)           (2,008)              (741)              (222)
 Allowance for Loan Losses                3,438              2,647             2,235              3,249              3,089
                                       --------           --------          --------           --------           --------
Total Loans Receivable, Net            $248,094           $249,991          $261,581           $220,647           $244,437
                                       ========           ========          ========           ========           ========

      The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                              December 31,
                                   ------------------------------------------------------------------------------------------------
                                          1996                1995                1994                1993                1992
                                   -------------------------------------------------------------------------------------------------
                                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
                                                                        (Dollars in thousands)
Fixed Rate Loans:
Real Estate:
     One- to Four-Family           $111,841   44.65%   $ 91,528   36.48%   $ 91,299   34.87%   $ 68,377   30.64%   $ 86,529   34.99%
     Home Equity                     15,234    6.08%      8,405    3.35%      6,689    2.56%      5,586    2.50%      5,133    2.08%
     Commercial and Multi Family      2,590    1.03%      2,633    1.05%     13,144    5.02%     17,918    8.03%     17,268    6.98%
     Construction                     1,840    0.73%        633    0.25%      4,809    1.84%        812    0.36%      2,280    0.92%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total Real Estate                   131,505   52.49%    103,199   41.13%    115,941   44.29%     92,693   41.53%    111,210   44.97%
Consumer                             25,110   10.03%     33,343   13.29%     28,027   10.70%     15,644    7.01%     15,284    6.18%
Commercial Business                   3,124    1.24%      4,476    1.79%      3,480    1.33%      2,387    1.07%      8,236    3.33%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total fixed-rate loans              159,739   63.76%    141,018   56.21%    147,448   56.32%    110,724   49.61%    134,730   54.48%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------

Adjustable Rate Loans:
Real Estate:
     One- to Four-Family             46,341   18.50%     41,940   16.72%     49,119   18.76%     48,064  21.54%      50,025   20.23%
     Home Equity                      7,583    3.03%      9,114    3.63%     10,026    3.83%     10,549   4.73%      10,644    4.30%
     Commercial and Multi Family     32,081   12.81%     47,472   18.92%     42,310   16.16%     44,588  19.98%      51,905   20.99%
     Construction                       394    0.16%        440    0.18%        ---    ----%       ---    ----%        ---     ----%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total Real Estate                    86,399   34.50%     98,966   39.45%    101,455   38.75%    103,201  46.25%     112,574   45.52%
Consumer                                654    0.26%      5,678    2.26%      7,714    2.95%      4,528   2.03%        ---     ----%
Commercial Business                   3,695    1.48%      5,220    2.08%      5,191    1.98%      4,702   2.11%        ---     ----%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total adjustable-rate loans          90,748   36.24%    109,864   43.79%    114,360   43.68%    112,431  50.39%     112,574   45.52%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total Loan Portfolio, Gross         250,487  100.00%    250,882  100.00%    261,808  100.00%    223,155 100.00%     247,304  100.00%
                                             ======              ======              ======             ======               ======
Less:
Unamortized discount and
  deferred loan fees                 (1,045)             (1,756)             (2,008)               (741)               (222)
Allowance for Loan Loss               3,438               2,647               2,235               3,249               3,089
                                   --------            --------            --------            --------            --------
Total Loans Receivable, Net        $248,094            $249,991            $261,581            $220,647            $244,437
                                   ========            ========            ========            ========            ========

      The following table illustrates the contractual maturity of the Company's loan portfolio at December 31, 1996. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.


                                       Real Estate
                    --------------------------------------------------
                      One- to            Multi-
                     Four-Family        Family and                                            Commercial
                    and Home Equity     Commercial       Construction(2)     Consumer          Business           Total
                    --------------    --------------    --------------    --------------    --------------    --------------
                          Weighted          Weighted          Weighted          Weighted          Weighted          Weighted
                           Average           Average           Average           Average           Average           Average
                    Amount  Rate      Amount  Rate      Amount  Rate      Amount  Rate      Amount  Rate      Amount  Rate
Due During          ------  ----      ------  ----      ------  ----      ------  ----      ------  ----      ------  ----
Periods Ending
December 31,

1997 (1)            $1,711   9.34%    $1,443   9.49%    $ -----   ----%    $2,088   9.64%    $1,574   9.92%    $6,816   9.60%
1998                 1,277   8.60      2,288   8.36      ------   ----      1,681   9.16      1,541   8.86      6,787   8.72
1999                 2,300   8.40      3,839   9.75      ------   ----      4,970   8.37      1,638   9.20     12,747   8.90
2000 and 2001        6,740   8.40     12,012   7.07      ------   ----      8,376   8.35      1,331   7.53     28,459   7.78
2002 to 2006        19,748   8.13      7,282   9.38      ------   ----      4,185  11.15         91   9.13     31,306   8.82
2007 to 2011        65,389   7.76      1,012   9.10         924   7.59      4,419  10.56        255  10.98     71,999   7.96
2012 and following  83,834   7.53      6,795   9.15       1,310   6.78         45   8.39        389  10.37     92,373   7.65

---------------------

(1) Includes demand loans, loans having no stated maturity and overdraft loans.

(2) Construction loan terms are generally less than one year, however, upon completion of the construction phase, the loans are generally converted to a permanent mortgage with a term not to exceed thirty years, thereby extending the contractual maturity. Accordingly, the maturity on these loans are shown at the final expected maturity of the permanent financing.



     As of December 31, 1996, the total amount of loans due after December 31, 1997 which have fixed interest rates was $ 158.0 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $85.6 million.

One- to Four-Family Residential Real Estate Lending


     The Company's residential first mortgage loans consist primarily of one- to four-family, owner-occupied mortgage loans. At December 31, 1996, $158.2 million, or 63.2%,of the Company's gross loans consisted of one- to four-family residential first mortgage loans. Approximately 70.7% of the Company's one- to four-family residential first mortgage loans provide for fixed rates of interest and for repayment of principal over a fixed period not to exceed 30 years. The Company's fixed-rate one- to four-family residential mortgage loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.


     The Company generally underwrites its fixed-rate, one- to four-family, residential, first mortgage loans using Federal National Mortgage Association ("FNMA") secondary market standards. The Company generally holds for investment all one- to four-family residential first mortgage loans it originates. In underwriting one- to four-family residential first mortgage loans, the Company evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by the Company are appraised by independent fee appraisers approved by the Board of Directors. The Company requires borrowers to obtain title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan.


     The Company currently offers one, three, five and seven year residential ARM loans with an interest rate that adjusts annually in the case of a one-year ARM loan, and every three, five or seven years in the case of a three, five or seven year ARM loan, respectively, based on the change in the relevant Treasury constant maturity index. These loans provide for up to a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. Borrowers of one-year residential ARM loans are generally qualified at a rate 2.0% above the initial interest rate. The Company's residential ARM loans may be modified into fixed-rate loans. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default. However, as of December 31, 1996, the Company had not experienced higher default rates on these loans. See "Asset Quality - Non-Performing Assets."


      The Company's one- to four-family mortgage loans do not contain prepayment penalties and do not permit negative amortization of principal. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property. The Company has waived the due on sale clause on loans held in its portfolio from time to time to permit assumptions of the loans by qualified borrowers.

     The Company does not currently originate residential mortgage loans if the ratio of the loan amount to the value of the property securing the loan (i.e., the "loan-to-value" ratio) exceeds 95%, with the exception of FHA loans, which are fully insured by the Federal Government. If the loan-to-value ratio exceeds 80%, the Company requires that borrowers obtain private mortgage insurance in amounts intended to reduce the Company's exposure to 80% or less of the lower of the appraised value or the purchase price of the real estate security. See "Loan Originations and Sales."


      The Company makes construction loans to individuals for the construction of their residences. The Company has occasionally made loans to builders for the construction of residential homes, provided the builder has a sales contract to sell the home upon completion. No construction loan is approved unless there is evidence of a commitment for permanent financing upon completion of the residence, whether through the Company or another financial institution. Construction loans generally will require construction stage inspections before funds may be released to the borrower. Such inspections are generally performed by outside fee appraisers.


      At December 31, 1996, the Company's construction loan portfolio totaled $2.2 million, or 0.9% of its gross loan portfolio. Substantially all of these construction loans were to individuals intending to occupy such residences and were secured by property located within the Company's primary market area. Although no construction loans were classified as non-performing as of December 31, 1996, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if a project is not completed and the borrower defaults, the Company may have to hire another contractor to complete the project at a higher cost.


Home Equity Lending


      The Company's home equity loans and lines of credit are secured by a lien on the borrower's residence and generally do not exceed $200,000. The Company uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 90% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit adjust at a stated margin over the prime rate or, in the case of loans (but not lines of credit), have fixed interest rates. Home equity lines of credit generally require interest only payments on the outstanding balance for the first five years of the loan, after which the outstanding balance is converted into a fully amortizing, adjustable-rate loan with a term not in excess of 15 years. As of December 31, 1996, the Company had $22.8 million in home equity loans and lines of credit outstanding, with an additional $4.0 million of unused home equity lines of credit.

Commercial and Multi-Family Real Estate Lending


     The Company has engaged in commercial and multi-family real estate lending secured primarily by apartment buildings, small office buildings, motels, warehouses, nursing homes, strip shopping centers and churches located in the Company's primary market area, although the origination of these types of loans has recently been de-emphasized by the Bank. At December 31, 1996, the Company had $29.9 million and $4.7 million of commercial real estate and multi-family real estate loans, respectively, which represented 12.0% and 1.9%, respectively, of the Company's gross loan portfolio at that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management Strategy - Asset Quality" and "Provision for Loan Losses" in the Annual Report for a discussion of the Bank's bulk sale of certain multi-family and commercial loans.



     The Bank's commercial and multi-family real estate loans generally have adjustable rates and terms to maturity that do not exceed 20 years. The Company's current lending guidelines generally require that the multi-family or commercial income-producing property securing a loan generate net cash flows of at least 125% of debt service after the payment of all operating expenses, excluding depreciation, and a loan-to-value ratio not exceeding 65%. Prior to September 1990, the Company originated commercial and multi-family loans with loan-to-value ratios of up to 75%. Due to declines in the value of some properties as a result of the economic conditions in the Company's primary market area, however, the current loan-to-value ratio of some commercial and multi-family real estate loans in the Company's portfolio may exceed the initial loan-to-value ratio. Adjustable rate commercial and multi-family real estate loans provide for interest at a margin over a designated index, with periodic adjustments at frequencies of up to five-years. The Company generally analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the cash flows generated by the property securing the loan and the value of the property itself. The Company generally requires personal guarantees of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial and multi-family real estate loans originated by the Company are performed by independent fee appraisers approved by the Board of Directors.


     At December 31, 1996, the Company's largest multi-family or commercial real estate lending relationship consisted of a $1.3 million loan secured by a motel. The next largest multi-family or commercial lending relationships at December 31, 1996 were a $1.2 million loan secured by a strip shopping center, and a $1.1 million loan secured by a day treatment center for mentally retarded and developmentally disabled individuals, all of which were current as of December 31, 1996. At December 31, 1996, $1,726,000 , or 4.98% of the Company's
multi-family and commercial real estate loan portfolio was non-performing. See "Asset Quality - Non-Performing Assets".

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired and the value of the property may be reduced. The balances of these types of loans have declined over the past five years with a significant decrease from $50.1 million at December 31, 1995 to $34.7 million at December 31, 1996, due primarily to the bulk sale of certain performing and non-performing loans. See "Management's Discussion and Analysis of Financial Condition and Results of
Operations - Management Strategy Asset Quality" in the Annual Report. The Company currently plans to continue to de-emphasize the origination of commercial and multi-family real estate loans, thereby reducing its credit risk exposure associated with these types of loans.


Consumer Lending


     The Company offers a variety of secured consumer loans, including loans secured by automobiles and recreational vehicles ("RV's"). In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area. The Company originates consumer loans on a direct basis only, where the Company extends credit directly to the borrower. At December 31, 1996 the Company's consumer loan portfolio totaled $25.8 million, or 10.3% of the gross loan portfolio. At December 31, 1996, 97.5% of the Company's consumer loans were fixed-rate loans and 2.5% were adjustable-rate loans.


     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Terms to maturity range up to 15 years for manufactured homes and certain RV's and up to 60 months for other secured and unsecured consumer loans. The Company offers both open- and closed-end credit. Open-end credit is extended through lines of credit that are generally tied to a checking account. These credit lines currently bear interest up to 18% and are generally limited to $10,000. The Company no longer originates manufactured home loans.


     The underwriting standards employed by the Company for consumer loans include, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.


     At December 31, 1996, automobile loans and RV loans (such as motor homes, boats, motorcycles, snowmobiles and other types of recreational vehicles) totaled $12.4 million and $9.4 million or 48.2% and 36.5% of the Company's total consumer loan portfolio, and 5.0% and 3.8% of its gross loan portfolio, respectively.

     During 1996, the Company placed more emphasis on originating automobile loans secured by both new and used automobiles, thereby experiencing approximately $3 million in net growth. In the past, originations were generated primarily through advertising and lobby displays. The Company, over the past year, has increased the number of relationships with local automobile dealerships in order to further enhance automobile originations through their referrals. The Company's maximum loan-to-value ratio on new automobiles is 100% of the borrower's cost including sales tax, and on used automobiles up to 5 years old, 100% of the vehicle average retail value, based on NADA (National Auto Dealers Association) valuation. Non-performing automobile loans as of December 31, 1996 totaled $39,000 or .2% of the Company's consumer loan portfolio.


     Of the RV loan balance, approximately $6.5 and $2.9 million were secured by new and used RVs, respectively. Approximately 75% of the RV portfolio consists of loans that were originated through the Company's relationship with Alpin Haus, Inc., a retail RV dealer formerly owned by one of the Company's directors. The Company's maximum loan-to-value ratio on new and used RV loans is the lesser of (i) 85% of the borrower's cost, which includes such items as sales tax and dealer options or (ii) 115% of either the factory invoice for a new RV or the wholesale value, plus sales tax, for a used RV. In the case of used RV's, the wholesale value is determined using published guide books. At December 31, 1996, RV loans totaling $175,000 or 1.9% of the total RV portfolio, were non-performing.


     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, RVs and automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of high initial loan-to-value ratios, repossession, rehabilitation and carrying costs, and the greater likelihood of damage, loss or depreciation of the underlying collateral. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. In the case of RV loans, which tend to have loan balances in excess of the resale value of the collateral, borrowers may abandon the collateral property making repossession by the Company and subsequent losses more likely.


     During 1996, the Company sold certain performing and non-performing loans as part of a bulk sale, including a majority of its manufactured home loan portfolio, as well as certain RV loans, thereby significantly reducing its credit risk exposure on these types of loans (see "Loan Originations and Sales"). However, management expects that delinquencies in its consumer loan portfolio may increase as RV loans continue to season. At December 31, 1996, $318,000, or 1.2%, of the Company's consumer loan portfolio was non-performing and $56,000 or 0.2% of such loans were restructured. There can be no assurances that additional delinquencies will not occur in the future.

Commercial Business Lending


     The Company also originates commercial business loans, although the origination of these types of loans has recently been de-emphasized by the Bank. At December 31, 1996, commercial business loans comprised $6.8 million, or 2.7% of the Company's gross loan portfolio. Most of the Company's commercial business loans have been extended to finance local businesses and include primarily short term loans to finance machinery and equipment purchases and, to a lesser extent, inventory and accounts receivable. Loans made to finance inventory and accounts receivable will only be made if the borrower secures such loans with the inventory and/or receivables plus additional collateral acceptable to the Company, generally real estate. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies. At December 31, 1996, the largest commercial business lending relationship consisted of eight loans to the Bennett Funding Group, aggregating $3.6 million secured by various office equipment and the equipment contracts between the borrower and its lessees. These loans were in default as of December 31, 1996 as a result of a bankruptcy filing on March 29, 1996, and the Bank reduced its recorded value to $1.9 million for such loans as of December 31, 1996. For further discussion, see "Asset Quality - Non-Performing Assets" herein, and "Management Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report.


     The terms of loans extended on machinery and equipment are based on the projected useful life of such machinery and equipment, generally not to exceed seven years. Secured, non-mortgage lines of credit are available to borrowers provided that the outstanding balance is paid in full (i.e.,the credit line has a zero balance) for at least 30 days every year. In the event the borrower does not meet this 30 day requirement, the line of credit is generally terminated and the outstanding balance is converted into an amortizing loan.


     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. As part of its commercial business lending policy, the Company generally requires all borrowers with commercial business loans to submit annual financial statements to the Company.


     The Company's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Consideration of the borrower's cash flows is also an important aspect of the Company's current credit analysis. The Company generally obtains personal guarantees on its commercial business loans. Nonetheless, such loans are believed to carry higher credit risk than more traditional thrift institution investments.

     The balances of these types of loans have declined from $9.7 million in 1995 to $6.8 million in 1996, due primarily to the bulk sale of certain performing and non-performing loans, the partial charge-off of the Bennett Funding Group loan relationship, as well as the general de-emphasis of this loan type. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Management Strategy - Asset Quality" in the Annual Report. The Company plans to continue to de-emphasize the origination of commercial business loans, thereby reducing its credit risk exposure associated with this type of lending.


Loan Originations and Sales


     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, dealerships and mortgage brokers, as well as walk-in customers. Loans are originated by the Company's staff of salaried loan officers.


     While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon demand for loans in its market. Demand is affected by the local economy and interest rate environment. The Company currently retains fixed-rate and adjustable-rate real estate loans it originates in its portfolio. As a regular part of its business, the Company does not sell loans and has not purchased any loans since 1989, except for one
$200,000 residential ARM loan it purchased from a mortgage banker in 1994. During 1996, the Company completed the bulk sale of certain performing and nonperforming loans in order to improve the credit quality of its loan portfolio. See "Management Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report.


     For the year ended December 31, 1996, the Company originated $81.4 million of loans compared to $50.2 million and $91.2 million in 1995 and 1994, respectively. Management attributes the high level of originations during 1994 to the sustained low interest rate environment prevalent during 1993 and the first half of 1994, which caused many individuals to refinance their loans. Similarly, management attributes the decrease in or the "leveling off" of loan originations for 1995 to the sharp decline in refinancing as a result of a generally rising interest rate environment since mid 1994. During 1996, the Company increased its originations of one- to four-family mortgages through the referrals of several local brokers. Primarily, these originations reflected a resurgence of refinancings, which comprised approximately 67% of the Bank's total originations of one- to four family mortgages. Of the one- to four-family and home equity originations, approximately $26.5 million were adjustable rate, and $35.5 million were fixed rate loans.


     In periods of economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans with acceptable underwriting characteristics may be substantially reduced or restricted with a resultant decrease in operating earnings.

     The following table shows the loan origination, loan sale and repayment activities of the Company for the periods indicated.

                                              Years Ended December 31,
                                             --------------------------
                                               1996      1995      1994
                                             --------------------------
Origination by Type:                                (In Thousands)

Real estate-one- to four-family              $47,691  $  8,269   $56,014
                    -home equity              14,291     7,921     7,876
                    -multi-family                190       134       510
                    -non-residential           2,838     2,014     3,437
Non-real estate-consumer                       7,735    18,359    17,207
               -commercial business            8,681    13,472     6,174
                                              ------    ------    ------
Total loans originated                        81,426    50,169    91,218

Repayments:
Principal repayments                          52,741    58,374    48,504
Proceeds from sale of loans                   18,929       ---       ---
Other decreases, net (1)                      11,653     3,385     1,780
                                              ------    ------    ------
Net increase (decrease)                     ($ 1,897) ($11,590)  $40,934
                                              =======  =======    ======

-----------------------------------

(1) Includes net charge-offs, transfers to real estate owned, and additions to loan loss allowances.



Asset Quality


     Generally, when a borrower fails to make a required payment on a loan secured by residential real estate or consumer products, the Company initiates collection procedures by mailing a delinquency notice after the account is 15 days delinquent. At 30 days delinquent, a personal letter is generally sent to the customer requesting him or her to make arrangements to bring the loan current. If the delinquency is not cured by the 45th day, the customer is generally contacted by telephone and another personal letter is sent, with the same procedure being repeated if the loan becomes 60 days delinquent. At 90 days past due, a demand letter is generally sent. If there is no response, a final demand letter for payment in full is sent, and unless satisfactory repayment arrangements are made subsequent to the final demand letter, immediate repossession or foreclosure procedures are commenced.

     Similar collection procedures are employed for loans secured by commercial real estate and commercial business collateral, except when such loans are 60 days delinquent, a letter is generally sent requesting rectification of the delinquency within seven days, otherwise foreclosure or repossession procedures, as applicable, are commenced.

      The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1996.

                           ---------------------------------------------------------------          Total Loans Delinquent
                                      60-89 Days                     90 Days and Over                  60  Days or More
                           ---------------------------------------------------------------   ------------------------------
                                                % of Loan                       % of Loan                        % of Loan
                            Number     Amount    Category    Number     Amount   Category    Number     Amount    Category
                           --------   -------   ---------   --------   -------   --------   --------   --------   ---------
                                                          (Dollars in Thousands)
Real Estate:
  One-to four-family          ---     $  ---        ----%       16     $  410       0.26%       16     $  410        0.26%
  Home Equity                   1         21        0.09%      ---        ---       ----%        1         21        0.09%
  Multi-family                ---        ---        ----%      ---        ---       ----%      ---        ---        ----%
  Commercial                    2        108        0.36%        7        907       3.03%        9      1,015        3.39%
Consumer                       21        184        0.71%       33        262       1.02%       54        446        1.73%
Commercial Business             5         85        1.25%       15      2,269      33.27%       20      2,354       34.52%
                           --------   -------   ---------   --------   -------   --------   --------   --------   ---------
     Total                     29       $398        0.16%       71     $3,848       1.54%      100     $4,246        1.70%
                           ========   =======   =========   ========   =======   ========   ========   ========   =========


Non-Performing  Assets

     The table below sets forth the amounts and categories of non-performing assets in the Company's total assets at the dates indicated. Loans are generally placed on non-accrual status when the loan is more than 90 days delinquent (except for FHA insured and VA guaranteed loans) or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status interest is recognized only when received. Foreclosed assets include assets acquired in settlement of loans. For further discussion of non-performing assets, and the bulk sale of certain non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" contained in the Annual Report.

                                                            December 31,
                                       ----------------------------------------------------------
                                         1996        1995        1994        1993        1992
                                       ----------  ----------  ----------  ----------  ----------
                                                            (In thousands)
Non-accruing loans:
   One- to four-family (1)                  $259      $1,525      $1,130      $1,705        $448
   Multi-family                              ---          77         563       1,354         ---
   Commercial real estate                    339       1,549       4,096       2,937       2,669
   Consumer                                  256         605         111         286         331
   Commercial Business                     2,269         743         404         684       1,563
                                       ----------  ----------  ----------  ----------  ----------
     Total                                 3,123       4,499       6,304       6,966       5,011
                                       ----------  ----------  ----------  ----------  ----------
Accruing loans delinquent more
 than 90 days:
   One- to four-family (1)                   151         261         480         396         803
   Multi-family                              ---         ---         ---          54         ---
   Commercial real estate                    568         ---         ---          67       1,230
   Consumer                                    6         ---         ---         ---           2
   Commercial Business                       ---         ---         ---         ---         ---
                                       ----------  ----------  ----------  ----------  ----------
     Total                                   725         261         480         517       2,035
                                       ----------  ----------  ----------  ----------  ----------
Troubled debt restructured loans:
   One- to four-family (1)                    88          89          90          91           0
   Multi-family                               38       1,626       1,645       1,709       1,169
   Commercial real estate                    781       2,185       1,758       1,547       1,890
   Consumer                                   56          84          62           3          23
   Commercial Business                        68          51          95         527         336
                                       ----------  ----------  ----------  ----------  ----------
     Total                                 1,031       4,035       3,650       3,877       3,418
                                       ----------  ----------  ----------  ----------  ----------
Total non-performing loans:                4,879       8,795      10,434      11,360      10,464
                                       ----------  ----------  ----------  ----------  ----------
Foreclosed assets:
   One- to four-family (1)                   194         459         102         346         373
   Multi-family                              282         926       1,792       2,405         502
   Commercial real estate                    ---       1,503       1,799       2,707       3,983
   Consumer                                  239         281         111          42          64
   Commercial Business                       ---         ---         ---         ---         ---
                                       ----------  ----------  ----------  ----------  ----------
     Total                                   715       3,169       3,804       5,500       4,922
                                       ----------  ----------  ----------  ----------  ----------
Total non-performing assets               $5,594     $11,964     $14,238     $16,860     $15,386
                                       ==========  ==========  ==========  ==========  ==========
Total as a percentage of total assets       1.18%       2.72%       4.15%       5.06%       4.76%

--------------------------------------
(1) Includes home equity loans

     For the year ended December 31, 1996, gross interest income which would have been recorded had the year end non-accruing loans been current in accordance with their original terms amounted to $477,000. The amount that was included in interest income on such loans was $149,000, which represented actual receipts.


     Similarly, for the year ended December 31, 1996, gross interest income which would have been recorded had the year end restructured loans paid in accordance with their original terms amounted to $127,000. The amount that was included in interest income for the year ended December 31, 1996 was $80,000.


Non-Accruing Assets


     At December 31, 1996, the Company had $3.1 million in non-accruing loans, which constituted 1.2% of the Company's gross loan portfolio. Except as discussed immediately below, there were no non-accruing loans or aggregate non-accruing loans-to-one-borrower in excess of $500,000.


     The largest non-accruing loan or aggregate lending relationship at December 31, 1996, consisted of eight loans secured by various office equipment and the equipment lease contracts between the borrower and its lessees. On March 29, 1996, the borrower, Bennett Funding Group, filed Chapter 11 bankruptcy. At that time, the loan balances aggregated $3.6 million. During 1996, the Company established reserves totaling $2.8 million. In the fourth quarter, $1.7 million was charged against this reserve, reducing the recorded amount of these loans to $1.9 million. Negotiations with the Bennett bankruptcy trustee related to the Bank's total Bennett relationship are in process, and based upon discussions to date, management believes that the remaining $1.1 million reserve is adequate.


Accruing Loans Delinquent More than 90 Days


     As of December 31, 1996, the Company had $725,000 of accruing loans delinquent more than 90 days. Of these loans, $151,000 were FHA insured or VA guaranteed one- to four-family residential loans. The remaining $568,000 represented three commercial real estate loans for which management believes that all contractual payments are collectible. Subsequent to December 31, 1996 these three loans were brought current.


Restructured Loans


     As of December 31, 1996, the Company had restructured loans of $1.0 million with one loan or aggregate lending relationship over $500,000 as discussed below. The balance of the Company's restructured loans at that date consisted of one one- to four-family residential mortgage loan, one multi-family real estate loan, four commercial real estate loans, two consumer loans and three commercial business loans.

     The Company's largest restructured loan or lending relationship at December 31, 1996, was a 58% loan participation interest, secured by a mixed use office/apartment complex located in Syracuse, New York, on which the Company is the lead lender. The loan participation was originated for $1.1 million in February 1986 with a loan to value ratio of 67.0%. The loan had been experiencing delinquencies since June 1993 due to cash flow problems caused by high vacancy rates. In December 1993, the Company, based on an October 1993 appraisal, wrote-down the loan balance to $609,000 and in July 1994 restructured the loan to reduce the principal balance outstanding and interest rate charged. At December 31, 1996, the outstanding balance on the Company's participation interest was $593,000. The office and apartment portions of the property at December 31, 1996 were approximately 50% occupied. The rooms are rented on a daily basis and the gross income from room rental increased 1% in 1996. The loan, since being restructured, has performed according to the terms of the restructuring.


Foreclosed  Assets


     As of December 31, 1996, the Company had $715,000 in carrying value of foreclosed assets. Multi-family and commercial real estate represented 39.4% of the Company's foreclosed property, which consisted solely of a three story, 54-unit, student housing project located in Morrisville, New York. Repossessed consumer assets represented 33.4% of the Company's foreclosed properties, consisting primarily of 18 manufactured homes and 13 recreational vehicles.


     The student housing project loan referred to above was originated as a loan to facilitate the sale of foreclosed property in 1985 for $1.4 million at a 100% loan-to-value ratio. The Company reacquired this property through foreclosure in April 1994. The apartment complex began experiencing vacancy problems when the State University of New York at Morrisville stopped referring students to off-campus housing and began requiring students to live on campus. The occupancy rate of the housing project was approximately 28% during the 1995-1996 academic year. Subsequent to December 31, 1996, the Company received a contract for sale on this property, and expects a closing to take place in April 1997. This property is being carried at a value equal to the estimated net sales proceeds.


Other Loans of Concern


     As of December 31, 1996, there were $7.4 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. Set forth below is a description of the largest other loans of concern.


     The largest other loan of concern at December 31, 1996, consisted of a commercial real estate loan secured by a one-story light industrial facility in Gates, New York. This loan was originated in May 1988 for $930,000 with a loan-to-value ratio of 74.4%. The property has recently experienced tenant vacancies and based on recent financial information submitted by the borrower, the cash flow generated by this property has deteriorated. However, the borrower has been able to keep the loan current by utilizing other sources of funds. As a result, the Bank has requested additional financial information from the guarantors on this loan, to assess their financial position, as the secondary source of repayment on this lending relationship. At December 31, 1996, the principal balance was $886,000.

     The second largest loan of concern at December 31, 1996, consisted of a commercial real estate loan secured by an office building in Atlanta, Ga. This loan was originated in 1987 with a loan-to-value ratio of 74%. Based on financial information submitted by the borrower, the cash flow generated by this property is insufficient to cover the debt service on this loan. At December 31, 1996, the principal balance was $848,000. Subsequent to this date, this loan has been paid in full.


     The third largest loan of concern at December 31, 1996, consisted of a single use commercial property (a bowling facility and adjacent used car lot) located in Schenectady, New York. This loan was originated in 1992 with a loan-to-value ratio of 50%. Although the most recent financial information received indicates that cash flow is adequate to service the debt on this loan, the borrower's financial position has shown deterioration over the last few years. The Bank has requested more recent financial statements from the borrower and will continue to monitor the cash flow trends on this property. The principal balance as of December 31, 1996 was $667,000.


     The fourth largest loan of concern at December 31, 1996, consisted of a multi-family real estate loan secured by a 32-unit apartment building located in LeRoy, New York. This loan was originated in December 1989 with a loan-to-value ratio of 72.2%. Although the property was 97% occupied based on a 1996 rent roll, the cash flow generated by the property has deteriorated. However, the borrower has been able to keep the loan current by utilizing other sources of funds. As a result, the Bank has requested additional financial information from the guarantors on this loan, to assess their financial position, as the secondary source of repayment on this lending relationship. A recent property inspection also noted the existence of deferred maintenance. At December 31, 1996, the principal balance was $645,000.


     The fifth largest loan of concern at December 31, 1996, consisted of a commercial real estate loan secured by a retail store/warehouse in Douglasville, Georgia. This loan was originated in 1987 with a loan-to-value ratio of 78%. The Bank has been unable to obtain current financial information from the borrower, and therefore, cannot make any assumptions regarding the borrowers ability to continue to service this debt in the future. The Bank continues to request current financial information from the borrower. Also, a property inspection has been completed subsequent to December 31, 1996 which indicates that the property is in excellent condition and the value has remained stable, providing a loan-to-value ratio at December 31, 1996 of 62%. At December 31, 1996, the principal balance was $549,000.



      All of the above mentioned loans were current at December 31, 1996.


     There were no other loans with a balance in excess of $500,000 being specially monitored by the Company as of December 31, 1996. The balance of other loans of concern at that date consisted of 15 commercial and multi-family real estate loans totaling $3.1 million, nine commercial business loans totaling $484,000 and six one- to four-family mortgages totaling $193,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

Classified Assets


     Federal regulations provide for the classification of loans and other assets, such as debt and equity securities considered to be of lesser quality, as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.


     When an insured institution classifies problem assets as either substandard or doubtful, it may increase general allowances for loan losses in an amount deemed prudent by management to address the increased risk of loss on such assets. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review and adjustment by the OTS and the FDIC, which may order increases in general or specific loss allowances.


      In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets, at December 31, 1996, the Company had classified $10.9 million as substandard, none as doubtful or loss.


 Allowance for Loan Losses


     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value, less estimated disposal costs, of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Real estate properties acquired through foreclosure are recorded at fair value, less estimated disposal costs. If fair value at the date of foreclosure is lower than the book balance of the related loan, the difference will be charged to the allowance for loan losses at the time of transfer. Valuations of the property are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations and the asset's recorded value is written down accordingly.


     Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 1996, the Company had a total allowance for loan losses of $3.4 million, representing 70.5% of total non-performing loans. See Note 5 of the Notes to Consolidated Financial Statements.

      The following table sets forth an analysis of the Company's allowance for loan losses.

                                                          For the year
                                                        ended December 31,
                                      1996        1995        1994        1993        1992
                                   ----------- ----------- ----------- ----------- -----------
                                                        (In thousands)
Balance at beginning of period         $2,647      $2,235      $3,248      $3,089      $3,294

Charge-offs:
     One- to four-family (1)             (530)        (31)        (28)        (24)        ---
     Multi Family                      (1,174)       (171)       (668)       (257)        ---
     Commercial Real Estate            (2,564)       (568)     (1,336)       (641)       (593)
     Consumer                          (1,834)       (400)       (196)       (409)       (181)
     Commercial Business               (2,616)        (46)       (232)       (399)         (3)
                                   ----------- ----------- ----------- ----------- -----------
        Total Charge offs              (8,718)     (1,216)     (2,460)     (1,730)       (777)

Recoveries:
     One- to four-family (1)               10         ---          27          13         ---
     Multi Family                         ---          64         ---           1         ---
     Commercial Real Estate               ---           1         193         ---         ---
     Consumer                              49          41         110         128          78
     Commercial Business                  ---         ---          10          58           4
                                   ----------- ----------- ----------- ----------- -----------
        Total Recoveries                   59         106         340         200          82

Net Charge-offs                        (8,659)     (1,110)     (2,120)     (1,530)       (695)
Provisions charged to operations        9,450       1,522       1,107       1,689         490
                                   ----------- ----------- ----------- ----------- -----------
Balance at end of period                3,438       2,647       2,235       3,248       3,089
                                   =========== =========== =========== =========== ===========
Ratio of net charge-offs during
the period to average loans
outstanding during period                3.30%       0.42%       0.88%       0.65%       0.29%
                                        ======      ======      ======      ======      ======
Ratio of net charge-offs during
the period to average
non-performing assets                   55.57%       8.45%      13.43%       9.92%       4.81%
                                        ======      ======      ======      ======      ======

-------------------------------------
(1) Includes home equity loans.

      The distribution of the Company's allowance for losses on loans at the dates indicated is summarized as follows:

                                                                           December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   1996                  1995                 1994                 1993                 1992
                           ---------------------------------------------------------------------------------------------------------
                                        Percent               Percent              Percent              Percent             Percent
                              Amount    of loans    Amount    of loans   Amount    of loans   Amount    of loans   Amount   of loans
                                of      in each       of      in each      of      in each      of      in each      of     in each
                               Loan     category     Loan     category    Loan     category    Loan     category    Loan    category
                               Loss     to total     Loss     to total    Loss     to total    Loss     to total    Loss    to total
                            Allowance    loans    Allowance    loans   Allowance    loans   Allowance    loans   Allowance   loans
                            --------------------------------------------------------------------------------------------------------

One- to four-family (1)           $157    72.26%     $268     60.18%     $207     60.02%     $175       59.41%     $181     61.60%
Multi family and
   commercial real
    estate                       1,599    13.84%    1,097     19.97%    1,260     21.18%    2,607       28.01%    2,123     27.97%
Construction and
     development                   ---     0.89%      ---      0.43%      ---      1.84%      ---        0.36%      ---      0.92%
Consumer                           355    10.29%      718     15.55%      454     13.65%      330        9.04%      294      6.18%
Commercial Business              1,327     2.72%      268      3.87%      114      3.31%      127        3.18%      491      3.33%
Unallocated                        ---     ----%      296      ----%      200      ----%        9        ----%      ---      ----%
                                ------   -------   ------    -------   ------    -------   ------      -------   ------    -------
          Total                 $3,438   100.00%   $2,647    100.00%   $2,235    100.00%   $3,248      100.00%   $3,089    100.00%
                                ======   =======   ======    =======   ======    =======   ======      =======   ======    =======

-------------------------------
(1) Includes home equity loans.

Investment Activities


     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1996, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.51%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in the Annual Report and "Regulation - Liquidity" contained herein.


     In December 1995 the Company reclassified its entire portfolio of investment and mortgage-backed securities to the available for sale category. This reclassification was made in response to a one time transfer allowed by the Financial Accounting Standards Board and the various federal banking regulators. See Note 1(d) of the Notes to Consolidated Financial Statements contained in the Annual Report.


     Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in investment grade commercial paper and corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.


     Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company's asset/liability management policies. To date, the Company's investment strategy has been directed toward high-quality mortgage-backed securities. Substantially all of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency. At December 31, 1996, all of the Company's securities were classified as available for sale. The fair market value (excluding FHLB stock) and amortized cost of the Company's securities at December 31, 1996 was $200.5 million and $200.7 million, respectively. For additional information on the Company's securities, see Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

     Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them. Such securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 1996, $113.8 million or 72.8% of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.


     While mortgage-backed securities carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. The prepayment risk associated with mortgage-backed securities is monitored periodically, and prepayment rate assumptions adjusted as appropriate to update the Company's mortgage-backed securities accounting and asset/liability reports. Classification of the Company's mortgage-backed securities portfolio as available for sale is designed to minimize that risk.


     At December 31, 1996, the contractual maturity of 88.8% of all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of the mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized/accreted over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization/accretion period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The following table sets forth the composition of the Company's securities at the dates indicated.

                                                                            December 31,
                                      -----------------------------------------------------------------------------------
                                                1996                         1995                        1994
                                      -----------------------------------------------------------------------------------
                                        Carrying                    Carrying                    Carrying
                                        Value (1)    %of Total      Value (1)     %of Total     Value (1)     %of Total
                                      ------------    --------    ------------     --------    -----------     --------
Securities:
 Federal Agency Obligations            $   43,773        21.65%      $  9,967        13.06%     $ 10,000         18.17%
 Municipal Bonds                              505         0.25%           ---         ----%          239          0.43%
 Other investment securities (2)              ---         ----%        11,422        14.97%       16,635         30.22%
 Mortgage-backed securities               156,261        77.10%        53,033        69.49%       26,516         48.17%
                                      -----------     --------     ----------      --------    ---------       --------
 Total securities                         200,539        99.00%        74,422        97.52%       53,390         96.99%
FHLB stock                                  2,029         1.00%         1,892         2.48%        1,656          3.01%
                                      -----------     --------     ----------      --------    ---------       --------
 Total securities, and                  $ 202,568       100.00%     $  76,314       100.00%    $  55,046        100.00%
FHLB stock                             ==========      ========    ==========      ========    =========       ========

 Other interest-earning assets:
   Interest-bearing deposits with banks $   2,051        31.31%     $   5,259         6.39%     $    470           6.65%
   Federal Funds Sold                       4,500        68.69%        77,100        93.61%        6,600          93.35%
                                      -----------      --------    ----------      --------   ----------       --------
       Total                            $   6,551       100.00%     $  82,359       100.00%     $  7,070         100.00%
                                       ==========      ========    ==========      ========    =========       ========

     -------------------------------------
(1)At December 31, 1996 and 1995 debt security are classified as available for sale and are carried at fair value, and at December 31, 1994 debt securities are classified as held to maturity and are carried at amortized cost. The FHLB stock is non-marketable and accordingly is carried at cost.

(2)Primarily comprised of debt securities of Fortune 500 companies initially rated A or better. These securities generally contain greater risk than U.S. Government securities and Federal agency obligations.

     The composition and contractual maturities of the securities portfolio (all of which are categorized as available for sale), excluding FHLB stock, are indicated in the following table. The Company's securities portfolio at December 31, 1996, contained no securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies. Securities are stated at their contractual maturity date and does not reflect the effects of possible prepayments.

                                                                     December 31, 1996
                               ---------------------------------------------------------------------------------------
                                                Over One       Over Five
                                   One Year    Year through   Years through    Over
                                    or less    Five Years      Ten Years     10 Years    Total Investment Securities
                               ---------------------------------------------------------------------------------------
                               Amortized Cost Amortized Cost Amortized Cost Amortized Cost Amortized Cost Fair  Value
                               ---------------------------------------------------------------------------------------
                                                                 (Dollars in Thousands)

Federal agency obligations       $    ---       $ 18,000       $ 13,000       $ 12,968       $ 43,968       $ 43,773
Other investment securities           ---            250            250            ---            500            505
Mortgage-backed securities            ---         11,044          6,403        138,744        156,191        156,261
                                  -------        -------        -------        -------        -------        -------
Total investment securities      $    ---       $ 29,294       $ 19,653       $151,712       $200,659       $200,539
                                  =======        =======        =======        =======        =======        =======
Weighted average yield ....          ----%          5.99%          6.99%          7.72%          7.40%         7.40%


Sources of Funds

     General

     The Company's primary sources of funds are deposits, borrowings, amortization and prepayment of loan and mortgage-backed security principal, maturities of investment securities, short-term investments, and funds provided from operations.


      Deposit

     The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits consist of savings accounts, money market accounts, transaction accounts, and certificate accounts currently ranging in terms from 91 days to 60 months. The Company primarily solicits deposits from its primary market area and at December 31, 1996, did not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. The Company has utilized premiums and promotional gifts for new accounts in connection with the opening of new branches or with club accounts. At times the Company also uses small advertising give-aways in the aisles of the supermarkets where it maintains branches. For information regarding average balances and rate information on deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and for information on the dollar amount of deposits in the various deposit types offered by the Company, see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Company believes that its savings accounts, and transaction accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain money market accounts, and certificates of deposit and the rates paid on these deposits have been and will continue to be significantly affected by market conditions.


     The following table sets forth the savings flows at the Company during the periods indicated. The net increase in deposits for the year ended December 31, 1995, was primarily the result of the Company's having opened two new branches in November 1994 and May 1995 and the Company's decision to raise the interest rates offered on six month certificates of deposit in order to replace borrowed funds. Management believes that the decrease in deposits during 1996 was the result, in part, to some of the Bank's depositors deciding to pursue alternative opportunities, such as stock mutual funds, with a portion of their investable funds.


                                Years Ended December 31,
                            --------------------------------
                                1996      1995       1994
                            ----------  ---------  ---------
                                  (Dollars in thousands)

Opening balance               $311,238  $293,152   $294,780
Deposits                       860,011   841,042    807,373
Withdrawals                    885,591   835,404    818,885
Interest credited               12,424    12,448      9,884
                            ==========  =========  =========
Ending balance                $298,082  $311,238   $293,152
                            ==========  =========  =========

Net increase (decrease)       ($13,156)  $18,086    ($1,628)
                            ===========  ========  =========

Percent increase (decrease)     (4.23%)     6.17%    (0.55%)
                            ===========  ========  =========

      The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1996.


Certificate Accounts          0.00-     4.01 -     6.01 -    8.01 -              Percent
Maturing in Quarter Ending:   4.00%     6.00%       8.00   or greater   Total   of Total
----------------------------------------------------------------------------------------

March 31, 1997             $    979   $ 33,387   $  1,035   $    ---   $ 35,401     23.30%
June 30, 1997                     9     22,256        573        ---     22,838     15.03%
September 30, 1997              ---     17,006      1,625        ---     18,631     12.26%
December 31, 1997                 6     13,251        931        ---     14,188      9.34%
March 31, 1998                  ---     19,332        991        ---     20,323     13.38%
June 30, 1998                   ---      9,384      2,668        ---     12,052      7.93%
September 30, 1998              ---      3,220        372        ---      3,592      2.36%
December 31, 1998               ---      2,407         23        ---      2,430      1.60%
March 31, 1999                  ---      1,879        894        ---      2,773      1.83%
June 30, 1999                   ---      1,758        880        ---      2,638      1.74%
September 30, 1999              ---      2,326        167        ---      2,493      1.64%
December 31, 1999               ---      1,287      1,132        ---      2,419      1.59%
Thereafter                      ---      3,373      8,781        ---     12,154      8.00%

Total                      $    994   $130,866   $ 20,072   $    ---   $151,932    100.00%
                           ========   ========   ========   ========   ========    =======
Percent of Total               0.65%     86.13%     13.21%      ----%    100.00%
                           ========   ========   ========   ========   ========

     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1996.

                                                             Maturity
                                                    Over       Over
                                        3 Months    3 to 6    6 to 12     Over
                                         or Less    Months     Months   12 Months    Total
                                       ---------   --------   --------   --------   --------
                                                          (In thousands)
Certificates of deposit
less than $100,000                       $34,114    $21,591    $29,918    $55,109   $140,732

Certificates of deposit
of $100,000 or more                        1,287      1,247      2,901      5,765     11,200
                                       ---------   --------   --------   --------   --------

Total certificates of deposit            $35,401    $22,838    $32,819    $60,874   $151,932
                                       =========   ========   ========   ========   ========

     Borrowings

     Although deposits are the Company's primary source of funds, the Company's policy generally has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.


     The Company's borrowings historically have consisted of advances from the FHLB of New York. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1996, the Company had $6 million in FHLB advances. During 1996, the Company significantly increased its other borrowings by $102.8 million. See Note 9 of the Notes to Consolidate Financial Statements contained in the Annual Report. These borrowings were used to purchase various investments including Federal agency obligations and mortgage-backed securities which were simultaneously pledged as securities sold under agreements to repurchase. At December 31, 1996, pledged securities totaled $113.8 million. The positive interest rate spread between these volumes of investments and borrowings has produced an increase of approximately $1.4 million in net interest income with a narrowing in the Company's overall net interest margin from 3.87% for the year ended December 31, 1995 to 3.66% for the year ended December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Results" contained in the Annual Report.


      The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                      Years Ended December 31,
                                                   -----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                            (In thousands)
Maximum Balance:
FHLB Advances                                      $  28,000   $15,000   $15,000
Securities sold under agreements to repurchase       102,780     4,000     4,000

Average Balance:
FHLB Advances                                          9,757     3,922     4,068
Securities sold under agreements to repurchase        57,815       958     1,403

The following table sets forth certain information as to the Company's borrowings at the dates indicated:


                                                             December 31,
                                                   -----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                       (Dollars in thousands)

FHLB advances                                       $  6,000  $    --- $  15,000
Securities sold under agreements to repurchase       102,780       ---     4,000
                                                   ---------  --------  --------
Total borrowings                                    $108,780  $    --- $  19,000
                                                   =========  ========  ========

Weighted average interest rate of FHLB advances        5.30%     ----%     5.65%

Weighted average interest rate of securities sold
  under agreements to repurchase                       5.96%     ----%     5.50%




Subsidiary and Other Activities


     General

     As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $9.2 million at December 31, 1996, in the stock of, or loans to, service corporation subsidiaries. As of such date, the Bank had no investments in service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. Federal associations also are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.


     The Bank organized a single service corporation in 1984, which is known as ASB Insurance Agency, Inc. ("ASB Insurance"). In November 1996, the Company purchased the service corporation from the Bank for $1,000. ASB Insurance offers mutual funds, annuity and brokerage services through a registered broker-dealer to the Company's customers and members of the general public. ASB Insurance recognized gross revenues of $67,500 for the year ended December 31, 1996.

Regulation

     General

     The Bank, organized in 1886, is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of New York and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, the Company also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Bank Insurance Fund, which is administered by the FDIC. Its deposits are insured up to applicable limits by the FDIC. As a result, the FDIC has certain regulatory and examination authority over the Bank.


     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.


     Federal Regulation of Savings Association.

     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS, its primary federal banking regulator, and the FDIC. The last regular OTS examination of the Bank was as of December 31, 1996. When these examinations are conducted by the OTS and the FDIC, the examiners, if they deem appropriate, may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 1996, was $89,600.


     The OTS also has extensive enforcement authority over all federal savings institutions and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including the filing of misleading or untimely reports with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.


     In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1996, the Bank's lending limit under this restriction was $6.9 million. Loans fully secured by certain readily marketable collateral may be made for up to 25% of unimpaired capital and surplus, or $11.6 million. The Bank is in compliance with the loans-to-one-borrower limitation.


     The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action. The OTS and the other federal banking agencies have also proposed additional guidelines on asset quality and earnings standards. No assurance can be given as to whether or in what form the proposed regulations will be adopted.


     Insurance of Accounts and Regulation by the FDIC

     The Bank is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines, by regulation or order, to pose a serious risk to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.


     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

     As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF, such as Amsterdam Savings Bank, in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio, the FDIC revised the premium schedule for BIF insured institutions to provide a range of 0.04% to 0.31% of deposits effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to 0.27% with a minimum annual assessment of $2,000. The insurance premiums paid by institutions insured by the Savings Association Insurance Fund (the "SAIF") were not adjusted, however, and remained at the range previously applicable to both BIF and SAIF insured institutions which was .23% to .31% of deposits. In addition, BIF insured institutions are required to contribute to the cost if financial bonds were issued to finance the cost of resolving thrift failures in the 1980s. Until the earlier of the year 2000 or when the BIF and SAIF are merged, BIF deposits will only be assessed at a rate of 20% of the rate for SAIF deposits. The rate currently set for BIF and SAIF deposits is 1.3 basis points and 6.5 basis points, respectively.


     On September 30, 1996 federal legislation was enacted that required the SAIF to be recapitalized with a one-time assessment on virtually all SAIF insured institutions, equal to 65.7 basis points on SAIF insured deposits maintained by those institutions as of March 31, 1995. All of the Bank's deposits are BIF insured, and therefore, this one-time assessment had no impact on the Bank.



     Regulatory Capital  Requirements

     Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.


     The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common shareholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At December 31, 1996, the Bank did not have any intangible assets.


     The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. At December 31, 1996, the Bank had no subsidiaries.

     At December 31, 1996, the Bank had tangible capital of $46.2 million, or 10.0% of adjusted total assets, which is approximately $39.3 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.


     The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At December 31, 1996, the Bank had no intangibles which were subject to these tests.


     At December 31, 1996, the Bank had core capital equal to $46.2 million, or 10.0% of adjusted total assets, which is $32.4 million above the minimum leverage ratio requirement of 3% as in effect on that date.


     The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital, plus general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At December 31, 1996, the Bank had $2.5 million of general loss reserves included in risk-based capital, which excludes $951,000 of general loss reserves which was in excess of the maximum of 1.25% of risk-weighted assets.


     Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank had no such exclusions from capital and assets at December 31, 1996.


     In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

     OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule provides for a two quarter lag between calculating interest rate risk and recognizing any deduction from capital. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.


      On December 31, 1996, the Bank had total capital of $48.7 million (including $46.2 million in core capital and $2.5 million in qualifying supplementary capital) and risk-weighted assets of $198.0 million (including $3.0 million in converted off-balance sheet assets); or total capital of 24.6% of risk-weighted assets. This amount was $32.9 million above the 8% requirement in effect on that date.


      The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risked-based capital ratio or an 8% risk-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.


       As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.


      Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

      The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.


     The imposition by the OTS or the FDIC of any of these measures on the Bank or the Company may have a substantial adverse effect on the Company's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution of a shareholder's percentage ownership of the Company.



     Limitations on Dividends and Other Capital Distributions

     OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.


      Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

     Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day notice period based on safety and soundness concerns. See "- Regulatory Capital Requirements."


     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.


     Liquidity

     All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. For a discussion of what the Bank includes in liquid assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" in the Annual Report. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.


     In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At December 31, 1996, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 7.51% and a short-term liquid assets ratio of 1.61%.


     Accounting

     An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS. The Bank is in compliance with these amended rules.

     Qualified  Thrift  Lender Test

     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified under Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1996, the Bank met the test and has always met the test since its effectiveness.


     Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."


     Community Reinvestment Act

     Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

      The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was last examined for CRA compliance in June 1996 and received a rating of "satisfactory".


     Transactions with Affiliates

     Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.


     Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.


     Holding  Company  Regulation

     The Company is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, the Company is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries, which authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any savings association) would become subject to activity restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.


     If the Bank fails the QTL test, the Company must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "Qualified Thrift Lender Test."


     The Company must obtain approval from the OTS before acquiring control of any savings association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.


     Federal  Securities  Law

     The stock of the Company is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.


     Company stock held by persons who are affiliates (generally officers, directors and principal shareholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions set forth under Rule 144 of the Securities Act. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.


     Federal Reserve System

     The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At December 31, 1996, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "Liquidity."

      Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.


     Federal Home Loan Bank System

     The Bank is a member of the FHLB of New York, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to be used to provide funds for residential home financing.


     As a member, the Bank is required to purchase and maintain stock in the FHLB of New York. At December 31, 1996, the Bank had $2.0 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 8.0% and were $130,000 or 6.4% for 1996.

     Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.


     Federal Taxation


     Savings associations such as the Bank that meet certain definitional tests relating to the composition of assets and other conditions prescribed by the Internal Revenue Code of 1986, as amended (the "Code"), are permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction is computed under the experience method. Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

      In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.


     To the extent prior years earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax consequences, be utilized for the payment of cash dividends or other distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of December 31, 1996, the Bank's Excess for tax purposes totaled approximately $162,000.

     The Bank and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. The Company intends to file consolidated federal income tax returns with the Bank and its subsidiaries.


     The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1988. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

     New York Taxation

     The Bank and its subsidiaries that operate in New York are subject to New York state taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250. In addition, New York also imposes a surtax of approximately 3% on the applicable tax described above. The surtax is scheduled to expire in 1996. Entire net income is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain modifications. The Bank and its consolidated subsidiaries have been audited by the New York State Department of Taxation and Finance through December 31, 1994.


     Delaware Taxation

     As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.


Competition


     The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage brokers making loans secured by real estate located in the Company's primary market area. Other savings institutions, commercial banks, credit unions and finance companies provide vigorous competition in consumer lending.


     The Company attracts substantially all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from mutual funds and other savings institutions, commercial banks and credit unions located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available.


Employees

      At December 31, 1996, the Company had a total of 172 employees, including 28 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors


      The following information as to the business experience during the past five years is supplied with respect to the executive officers of the Company and the Bank who do not serve on the Company's or the Bank's Board of Directors. There are no arrangements or understandings between such persons named and any persons pursuant to which such officers were selected.


     Harold A. Baylor, Jr. Mr. Baylor, age 54, is Vice President and the Treasurer of the Company and the Bank, positions he has held with the Company since June 1995 and with the Bank since 1990 and 1987, respectively.

     Robert Kelly. Mr. Kelly, age 50, is Vice President, Secretary and General Counsel to the Company, positions he has held with the Company since its incorporation in June 1995. Mr. Kelly has been Vice President and General Counsel to the Bank since July 1994. In January 1995 he was appointed Secretary of the Bank. Prior to joining the Bank in 1994, Mr. Kelly was self-employed in the general practice of law in the State of New York.

     Nancy S. Virkler. Ms. Virkler, age 47, is Vice President of Operations at the Bank. She was appointed Vice President in June 1994. Ms. Virkler has served the Bank in various capacities since she began as a management trainee in 1977.

     Richard C. Edel. Mr. Edel, age 47, is a Vice President of the Bank, a position he has held since 1987. Mr. Edel is also currently serving as the Community Reinvestment Act Officer of the Bank.

     Cynthia M. Proper. Ms. Proper, age 34, was appointed Vice President and Director of Lending of the Bank in July 1995. Prior to such appointment, Ms. Proper was the Director of Internal Audit. She also served the Bank in various other capacities, primarily in the lending and savings areas. Ms. Proper has been employed at the Bank since 1985.

     Michelle G. Brown. Ms. Brown, age 29, is Vice President and the Director of Human Resources of the Bank, positions she has held since June 1994. Ms. Brown joined the Bank in June 1992 as the Director of Internal Audit. Prior to joining the Bank, Ms. Brown was a District Financial Examiner with the National Credit Union Administration.



Item 2.    Description of Property


      The Company conducts its business at its main office, eight other banking offices and an operations office in its primary market area. The following table sets forth information relating to each of the Company's offices as of December 31, 1996. The Company also owns a parking lot located at 18-22 Division Street, Amsterdam, New York, which is used to service the main office. The net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1996 was $2.8 million. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company, subject to possible future expansion.

                                                                         Total
                                                 Owned    Lease       Approximate
                                       Date        or   Expiration       Square    Net Book
                                     Acquired    Leased    Date          Footage     Value
                                     --------    ------  --------       --------    -------

Location
Main Office:

11 Division Street                      1914     Owned        --         18,600   $  418,965
Amsterdam, New York

Branch Offices:

19 River Street                         1972     Leased     1997          2,000       19,554
Fort Plain, New York

Arterial at Fifth Avenue                1979     Owned        --          2,200      272,200
Gloversville, New York

Route 30N                               1972     Owned        --          2,700      249,828
Amsterdam, New York

Village Plaza                           1987     Leased     1997          4,000       46,643
Clifton Park, New York

Grand Union Plaza                       1988     Leased     2008          3,000      134,473
Route 50
Balston Spa, New York

Price Chopper Supermarket (1)           1994     Leased     1999            362      154,923
1640 Eastern Parkway
Schenectady, New York

Price Chopper Supermarket (1)           1995     Leased     2000            384      179,526
873 New Loudon Road
Latham, New York

Price Chopper Supermarket (1)           1995     Leased     2000            326      159,905
Sanford  Farms  Shopping Center
Amsterdam, New York

Operations Center:
35 East Main Street                     1993     Owned        --         10,800    1,148,050
Amsterdam, New York

--------------------
(1) Banking operations are located inside of the supermarkets. Each of these leases contains two 5 year renewal options.

     The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at December 31, 1996, was $292,473.

Item 3.    Legal Proceedings


     The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations. For more information, see Note 13(a) of the Notes to Consolidated Financial Statements contained in the Annual Report.


Item 4.    Submission of Matters to a Vote of Security Holders


     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1996.




                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

      Page 58 of the Annual Report is herein incorporated by reference.


Item 6.     Selected Financial Data


      Pages 2 and 3 of the Annual Report is herein incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Pages 4 through 21 of the Annual Report are herein incorporated by reference.


Item 8.     Financial Statements and Supplementary Data


     Pages 22 through 57 of the Annual Report are herein incorporated by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III




Item 10.     Directors and Executive Officers of the Registrant


     Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 23, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 11.     Executive Compensation


     Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 23, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


 Item 12.     Security  Ownership of Certain  Beneficial  Owners and Management

     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 23, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.     Certain Relationships and Related Transactions


     Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 23, 1997, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

                                     PART IV




Item 14.     Exhibits,  Financial  Statement  Schedules, and Reports on Form 8-K



     (a) (1) Financial Statements:


     The following information appearing in the Registrant's Annual Report to Shareholders for the year ended December 31, 1996, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                      Pages in
                                                                       Annual
     Annual Report Section                                             Report
     ---------------------                                            --------

Independent Auditors' Report ........................................      22

Consolidated Statements of Financial Condition at
     December 31, 1996 and 1995 .....................................      23

Consolidated Statements of Operations for the years ended
     December 31, 1996, 1995 and 1994 ...............................      24

Consolidated Statements of Changes in Shareholders' Equity for
     the years ended December 31, 1996, 1995 and 1994 ...............      25

Consolidated Statements of Cash Flows for the years ended
     December 31, 1996, 1995 and 1994 ...............................   26-27

Notes to Consolidated Financial Statements ..........................   28-57





     (a) (2)  Financial Statement Schedules:


     All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.

     (a) (3)  Exhibits:

                                                                  Reference to
Regulation                                                      Prior Filing or
S-K Exhibit                                                      Exhibit Number
  Number                  Document                              Attached Hereto
2       Plan of acquisition, reorganization, arrangement,             None
        liquidation or succession
3       Certificate of Incorporation and Bylaws                        *
4       Instruments defining the rights of security                    *
        holders, including indentures
9       Voting trust agreement                                        None
10.1    Employment Agreements of Robert J. Brittain,                   *
        Harold A. Baylor, Jr., Richard C. Edel, Nancy
        S. Virkler, Cynthia M. Proper and Robert Kelly
10.2    Employee Stock Ownership Plan                                  *
11      Statement re: computation of per share earnings               **
12      Statement re: computation or ratios                       Not required
13      Annual Report to Security Holders                              13
16      Letter re: change in certifying accountants                   None
18      Letter re: change in accounting principles                    None
21      Subsidiaries of Registrant                                     21
22      Published report regarding matters submitted to               None
          vote of security holders
23      Consent of experts and counsel                                None
24      Power of Attorney                                         Not Required
27      Financial Data Schedule                                        27
99      Additional exhibits                                           None

-------------------
     *Filed on September 7, 1995, as exhibits to the Registrant's Form S-1 registration statement (Registration No. 33-96654), pursuant to the Securities Act of 1933. All of such previously filed documents are hereby incorporated herein by reference in accordance with Item 601 of Regulation S-K.

     **See Notes to Consolidated Financial Statements, Note 1(n) contained in the Company's Annual Report.

      (b)  Reports on Form 8-K:

           Current reports on form 8-K were filed on November 4, 1996 for:

          (i) October 25, 1996 press release regarding Ambanc Holding Co., Inc. earnings for the three and nine months ended September 30, 1996.

          Current reports on from 8-K were filed on  January 15, 1997 for:

          (ii) December 13, 1996 press release announcing its intentions to commence a 10% stock repurchase program; and approval to open a new branch.

          (iii) December 23, 1996 press release announcing the sale of loans and foreclosed real estate and increased provisions for loan losses.

          (iv) January 13, 1997 press release announcing the completion of the 10% stock repurchase.

                                   SIGNATURES




      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMBANC HOLDING CO., INC.






Date:     April 15, 1997                  By: /s/ Robert J. Brittain
      ------------------------------          ----------------------
                                             Robert J. Brittain, President
                                             and Chief Executive Officer
                                            (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



/s/ Robert J. Brittain                    /s/ Paul W. Baker
-----------------------------------       -------------------------------------
Robert J. Brittain , President            Paul W. Baker, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

Date:     April 15, 1997                  Date:     April 15, 1997
      -----------------------------            --------------------------------



/s/ William A. Wilde, Jr.                 /s/ Lauren T. Barnett
-----------------------------------       -------------------------------------
William A. Wilde, Jr., Director           Lauren T. Barnett, Director

Date:     April 15, 1997                  Date:     April 15, 1997
      -----------------------------            --------------------------------



/s/ Robert J. Dunning                     /s/ Carl A. Schmidt, Jr.
-----------------------------------       -------------------------------------
Robert J. Dunning, DDS, Director          Carl A. Schmidt, Jr., Director

Date:     April 15, 1997                  Date:     April 15, 1997
      -----------------------------            --------------------------------



/s/ Charles S. Pedersen                   /s/ Lionel H. Fallows
-----------------------------------       -------------------------------------
Charles S. Pedersen, Director             Lionel H. Fallows, Director

Date:     April 15, 1997                   Date:     April 15, 1997
      -----------------------------            --------------------------------



/s/ John J. Daly                          /s/ Harold A. Baylor, Jr.
-----------------------------------       -------------------------------------
John J. Daly, Director                    Harold A. Baylor, Jr., Vice
                                          President and Treasurer (Principal
                                          Financial and Accounting Officer)

Date:     April 15, 1997                   Date:     April 15, 1997
      -----------------------------            --------------------------------

                                Index to Exhibits









Exhibit
Number
-------



  13        Annual Report to Security Holders


  21        Subsidiaries of the Registrant


  27        Financial Data Schedule