Form 10-Q
period 1997-03-31
AMBANC HOLDING CO INC
filed 1997-05-14
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended March 31, 1997
                                        ---------------------
                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934 For the transition period from to .
                                                       ----------    ----------
Commission File Number:  0-27036
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

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at May 14, 1997
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,392,023

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 1997



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements(unaudited):

               Consolidated Interim Statements of Income for the three months ended March 31, 1997 and 1996.................................. 3

               Consolidated Interim Statements of Financial Condition at
               March 31, 1997 and December 31, 1996........................... 4

               Consolidated Interim Statements of Cash Flows for the three months ended March 31, 1997 and 1996........................... 5

               Summarized Notes to Consolidated Interim Financial Statements.. 7

Item 2.        Management's Discussion and Analysis of Financial
               Condition and Results of Operations............................ 8

Part II.   OTHER INFORMATION..................................................16

Item 6.        Exhibits and Reports on Form 8-K...............................16

SIGNATURES....................................................................17


EXHIBITS INDEX................................................................18

Part I.   Financial Information

          Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)


                                                              The Three Months
                                                               Ended March 31,
                                                               1997       1996
                                                             -------    -------
Interest and dividend income:
   Loans .................................................   $ 4,891    $ 5,049
   Securities available for sale .........................     3,659      1,220
   Federal Funds Sold ....................................        88        614
   Federal Home Loan Bank stock ..........................        37         32
                                                             -------    -------
     Total interest income ...............................     8,675      6,915
                                                             -------    -------

Interest Expense:
   Deposits ..............................................     3,103      3,262
   Borrowings ............................................     1,552         --
                                                             -------    -------
     Total interest expense ..............................     4,655      3,262
                                                             -------    -------
     Net interest income .................................     4,020      3,653

Provision for loan losses ................................       363      1,628
                                                             -------    -------
     Net interest income after provision
       for loan losses ...................................     3,657      2,025
                                                             -------    -------

Non-interest income:
   Service charges on deposit accounts ...................       181        176
   Net losses on securities transactions .................        (1)       (98)
   Other .................................................        54         54
                                                             -------    -------
     Total other income ..................................       234        132
                                                             -------    -------

Non-interest expense:
   Salaries, wages and benefits ..........................     1,346      1,254
   Occupancy and equipment ...............................       334        341
   Data processing .......................................       232        221
   Federal deposit insurance premium .....................         9          1
   Correspondent bank processing fees ....................        34         28
   Real estate owned and repossessed assets expenses, net        110        127
   Professional fees .....................................       109        140
   Other .................................................       641        580
                                                             -------    -------
     Total other expenses ................................     2,815      2,692
                                                             -------    -------

Income (loss)  before taxes ..............................     1,076       (535)
Income tax expense (benefit) .............................       424       (221)
                                                             -------    -------
     Net income (loss) ...................................   $   652    ($  314)
                                                             =======    =======

Net income (loss) per common share (4,011,349 and 4,988,924 weighted average number of shares issued and outstanding, for the three months
ended March  31, 1997 and 1996, respectively)  ...........   $  0.16    ($ 0.06)


See accompanying notes to consolidated interim financial statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Financial Condition (unaudited) (dollars in thousands)

                                                           March 31     Dec. 31,
                                                             1997         1996
                                                          ---------    ---------
                           Assets
                           ------

Cash and due from banks ..............................   $   5,608    $   6,387
Federal funds sold ...................................       6,700        4,500
                                                         ---------    ---------
     Cash and cash equivalents .......................      12,308       10,887

Securities available for sale, at fair value .........     202,733      200,539
Loans receivable, net of unamortized fees ............     251,792      251,532
     Allowance for loan losses .......................      (3,712)      (3,438)
                                                         ---------    ---------
     Loans receivable, net ...........................     248,080      248,094
Accrued interest receivable ..........................       3,274        3,201
Premises and equipment, net ..........................       2,818        2,784
Federal Home Loan Bank of New York stock, at cost ....       3,291        2,029
Real estate owned and repossessed assets .............         663          715
Other assets .........................................       4,950        4,172
                                                         ---------    ---------
     Total assets ....................................   $ 478,117    $ 472,421
                                                         =========    =========

             Liabilities and Shareholders' Equity
             ------------------------------------

Liabilities:
   Deposits ..........................................   $ 311,471    $ 298,082
   Advances from borrowers for taxes and insurance ...       1,111        1,703
   Advances from FHLB ................................          --        6,000
   Other borrowed funds ..............................     102,310      102,780
   Accrued interest payable ..........................       1,037        1,077
   Accrued expenses and other liabilities ............       1,369        1,261
                                                         ---------    ---------
     Total liabilities ...............................     417,298      410,903

Shareholders' equity:
   Preferred stock $.01 par value.Authorized 5,000,000
    shares; none outstanding at March  31, 1997 and
   December 31, 1996 ..................................        --           --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,422,250  shares issued
    at  March 31, 1997  and December 31, 1996 .........         54           54
   Additional paid in capital .........................     52,166       52,128
   Retained earnings,substantially restricted .........     25,088       24,436
   Treasury Stock, at cost (1,030,227 shares at March
     31,1997   and  December                               (11,208)     (11,208)
   Common stock acquired by ESOP ......................     (3,680)      (3,812)
   Net unrealized loss on securities available for sale     (1,601)         (80)
                                                          ---------    ---------
     Total shareholders' equity .......................     60,819       61,518

     Total liabilities and shareholders' equity .......  $ 478,117    $ 472,421
                                                          ========     ========


See accompanying notes to consolidated interim financial statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)                                      For the Three months
                                                               Ended March 31
                                                               1997        1996
                                                             -------    --------
Increase (decrease) in cash and cash equivalents: Cash flows provided (used) by operating activities:
    Net income (loss) ...................................  $    652    ($   314)
    Adjustments to reconcile net income (loss)  to net
    cash provided (used) by operating activities:
       Depreciation .....................................       118         111
       Amortization of computer software costs ..........        11          16
       Provision for loan losses ........................       363       1,628
       ESOP Compensation Expense ........................       170         109
       Net loss (gains) on sale and redemptions of
           securities available for sale ................         1          98
       Net loss on sale and writedowns of other real
            estate owned and other repossessed assets ...        65          31
       Net amortization on  securities ..................        86         107
       Decrease in accrued interest receivable
            and other assets ............................       180      16,858
       Increase (Decrease) in accrued expenses and
           other liabilities ............................        68     (43,790)
       Increase (decrease) in advances from
           borrowers for taxes and insurance ............      (592)       (541)
                                                            --------    --------
                    Net cash provided (used) by
                      operating activities ..............     1,122     (25,687)

Cash flows from investing activities:
    Proceeds from sales and redemptions of
       securities available for sale ....................     2,467      15,299
    Purchases of securities available for sale ..........   (12,529)    (60,055)
    Proceeds from principal paydowns and
        maturities of securities available for sale .....     5,232      10,234
    Purchase of FHLB stock ..............................    (1,262)       (137)
    Net (increase) decrease in loans made to
        customers .......................................      (424)      3,277
    Capital Expenditures ................................      (152)       (109)
    Expenditures Computer Software ......................       (14)          0
    Proceeds from Sale of other real estate owned and
       otherhrepossessedsassetset .......................        62         159
                                                            --------    --------
                    Net cash used by investing
                          activities ....................    (6,620)    (31,332)

                                                                 (Continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows, Continued (unaudited)
(dollars in thousands)
                                                            For the Three months
                                                               Ended March 31
                                                               1997        1996
                                                            --------    --------
 Cash flows from financing activities:
     Net increase (decrease) in deposits .................   13,389      (1,908)
      Repayments on FHLB borrowings, net .................   (6,000)         --
     Decrease in other borrowed funds ....................     (470)         --
                                                            --------     -------
     Net cash provided by financing activities ...........    6,919      (1,908)
                                                            -------      -------

 Net increase (decrease) in cash and cash equivalents ....    1,421     (58,927)
 Cash and cash equivalents at beginning of year ..........   10,887      84,613
                                                            -------     -------
 Cash and cash equivalents at end of period .............. $ 12,308    $ 25,686
                                                            =======     =======


Supplemental disclosures of cash flow information- cash paid during the year for:

          Interest ....................................... $  4,698    $  3,250
                                                            =======     =======

          Income Taxes ................................... $    270    $    447
                                                            =======     =======

Noncash investing activity:
  Net reduction in loans receivable resulting from the transfer to real estate owned and other repossessed
  assets .................................................  $     75    $   914
                                                             =======     =======

  Net decrease in unrealized loss on investment
      securities and mortgage-backed securities,
      available for sale, net of deferred tax effect ..... ($  1,521)  ($   582)
                                                             =======     =======

See accompanying notes to consolidated interim financial statements

   SUMMARIZED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) In management's opinion, the financial information, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 1997 and March 31, 1996 in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1996 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 1997.

(2) Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to current period presentations.

(3) Earnings per Share

      Earnings or loss per share are computed based on the weighted average number of shares outstanding, less unreleased employee stock ownership shares, during the period. The weighted average number of shares outstanding were 4,011,349 and 4,988,924 for the three months ended March 31, 1997 and 1996, respectively.

(4) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (Statement 128), which establishes standards for computing and presenting earnings per share
(EPS). This Statement simplifies the standards for computing EPS making them comparable to international EPS standards and supersedes Accounting Principals Board Opinion No. 15, "Earnings per Share" and related interpretations. Statement 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS computation.

      Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, or resulted in the issuance of common stock that then shared in the earnings of the entity. This Statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. This Statement requires restatement of all prior-period EPS data presented.

      The Company will present its EPS information in accordance with Statement 128 as of December 31, 1997. Management anticipates that the effect of the adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

Item 2

  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS


      The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements and related notes and with the statistical information and consolidated financial data appearing in this report as well as the Company's 1996 Annual Report on Form 10-K.

      When used in this quarterly Report on Form 10-Q, the words or phrases "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties -- including, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, that could cause actual results to differ materially from historical earnings or losses and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

      The Company does not undertake -- and specifically disclaims any obligation -- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

General

        The results of operations of the Company's subsidiary Bank are dependent primarily on net interest income, which is the difference between the income earned on its loans and securities and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Bank's provision for loan losses, net expenses on foreclosed assets and by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.
Future changes in applicable law, regulations or government policies may materially impact the financial condition and results of operations of the Company and the Bank.

      Ambanc recorded net income of $652,000, or $0.16 per common share, for the quarter ended March 31, 1997. These results compare to a net loss of $314,000, or $0.06 per share, for the comparable period in 1996. The net loss recorded in the 1996 period was attributable to an initial $1.5 million provision for loan losses related to the Chapter 11 bankruptcy filing on March 29, 1996, by the Bennett Funding Group, Inc. ("Bennett" herein), a lease financing company that had a $3.6 million aggregate loan relationship with the Company's wholly owned subsidiary bank, Amsterdam Savings Bank, FSB, as of the bankruptcy filing date. Excluding the Bennett provision, the Company would have earned approximately $593,000, or $0.12 per share, for the three months ended March 31, 1996.

      Non-performing assets, which included $1.9 million for Bennett (in the fourth quarter of 1996, the Company recorded a partial charge-off of $1.7 million against the original loan balance of $3.6 million), improved to $5.1 million at March 31, 1997, from $5.6 million at December 31, 1996. At March 31, 1997, non-performing assets were 1.06% of total assets compared to 1.18% at December 31, 1996. The Company's allowance for loan losses to non-performing loans and to total loans at March 31, 1997, were 83.87% and 1.47%, respectively, compared to 70.47 % and 1.37 %, respectively, at December 31, 1996. See "Asset Quality" herein.


                              RESULTS OF OPERATIONS

Net Interest Income

      Net interest income before provision for loan losses for the three months ended March 31, 1997, was $4.0 million, an increase of $367,000, or 10.0%, compared to the same period in 1996. The improvement in net interest income was attributable to an increase of $87.3 million, or 23.3%, in average interest earning assets in the quarter ended March 31, 1997 compared to the prior year, partially offset by a narrowing in the average net interest margin by 39 basis points to 3.53% for the quarter ended March 31, 1997, from 3.92% for the same quarter in 1996. The growth in average interest earning assets was primarily the result of an increase in securities available for sale ("securities AFS" herein) of $125.6 million to $201.5 million, partially offset by a decrease of $39.1 million in federal funds sold.

      The narrowing in the Company's average net interest margin was attributable primarily to a change in the composition or mix of the Company's average interest-bearing liabilities as a percentage of its total average funding mix, which is composed of interest-bearing liabilities and non-interest bearing funds. During the quarter ended March 31, 1996, the Company had no borrowed funds as part of its funding mix. However, as part of the Company's strategy to increase earnings, the Company initiated a program subsequent to March 31, 1996, in which it borrowed funds to purchase securities AFS and simultaneously pledged the bulk of these securities as securities sold under agreements to repurchase ("reverse repos" herein). As a result of this program, average borrowed funds for the quarter ended March 31, 1997, increased to $104.7 million at an average rate of 5.93%, primarily reverse repos, which increased to $102.5 million. Mainly as a result of these borrowings, average interest-bearing liabilities for the three months ended March 31, 1997, increased to 83.9% of the Company's total average funding mix compared to 77.2% for the comparable 1996 period.

Provision for loan losses

      Provision for loan losses declined by $1.3 million to $363,000 for the three months ended March 31, 1997, from $1.6 million in 1996. The decrease was attributable to the initial $1.5 million Bennett provision recorded in the quarter ended March 31, 1996. See "--General" and "--Asset Quality" herein.

Non-interest income

      Total non- interest income increased by $102,000 to $234,000, primarily due to a reduction in net losses on securities sold of $97,000. In late 1995, the Bank's securities portfolio was yielding below market rates . On the basis of its projection that the losses on the sales would be recovered in a relatively short period of time, management decided to sell most of its below market holdings in early January 1996 and reinvest the proceeds in higher yielding securities .

Non-interest expense

      Total non-interest expenses increased $123,000, or 4.6%, to $2.8 million for the three months ended March 31, 1997, compared to the same period in 1996. The increase primarily resulted from an increase in salaries, wages and benefits by $92,000, $81,000 of which resulted from increased accruals for the Company's ESOP and other stock based compensation during the quarter ended March 31, 1997. Excluding salaries, wages and benefits, the net increase in all other non-interest expenses was $31,000, or 2.2%, when compared to the 1996 quarter. Increases in data processing, FDIC deposit insurance premiums, correspondent bank processing fees and other non-interest expenses were partially offset by declines in the expenses related to occupancy and equipment, real estate owned and repossessed assets, and professional fees.

Income Taxes

      For the quarter ended March 31, 1997, the Company recorded an income tax expense of $424,000, an increase of $645,000, compared to an income tax benefit of $221,000 in 1996. The increase resulted from the Company's return to a profitable position for the three months ended March 31, 1997, with net income before taxes improving to $1.1 million compared to a net loss before taxes of $535,000 in the corresponding 1996 period.


                               FINANCIAL CONDITION

      The Company's total assets at March 31, 1997, were $478.1 million, an increase of $5.7 million, or 1.2%, compared to total assets of $472.4 million at December 31, 1996. The growth in total assets was primarily attributable to increases in securities AFS and federal funds sold, each of which increased by $2.2 million, and an increase of $1.3 million in the amount of Federal Home Loan Bank of New York stock that the Bank is required by regulation to own as a member institution of the Federal Home Loan Bank System.

      Total shareholders' equity decreased $699,000 to $60.8 million, primarily due to tax-effected unrealized losses on available for sale securities of $1.6 million at March 31, 1997, compared to $80,000 at December 31, 1996, partially offset by net income from operations of $652,000 for the three months ended March 31, 1997. Including unreleased ESOP shares as outstanding, at March 31, 1997, the book value per share was $13.85 compared to $14.01 at December 31, 1996. Excluding the tax-effected unrealized losses on securities AFS, the book value per share at March 31, 1997, was $14.21 compared to $14.02 at December 31, 1996.

      The primary factor responsible for the increase in net tax-effected unrealized losses on securities available for sale was the general increase in market interest rates that occurred during the three months ended March 31, 1997. If market interest rates continue to increase, the Company would evaluate whether it would be more advantageous to sell the below market securities at a loss and reinvest the proceeds in higher yielding securities and/or loans if the losses on such sales could be recovered in a relatively short time period. Moreover, the sales of securities at a loss could adversely affect the Company's net earnings in the year of the sales. Conversely, if the Company decided not to sell the below market securities if market interest rates continue to rise, net interest income could be adversely affected as the Company's average cost of funds would probably increase.

      However, if market interest rates decline in the future, the Company's consolidated unrealized losses would decrease. Furthermore, depending on the magnitude of any future interest rate declines, the Company's available for sale securities could produce unrealized gains. Additionally, net interest income could increase as the Company's average cost to fund these interest-earning assets would probably be decreasing.

Liquidity and Funding

      The Company's primary sources of funds for operations are deposits from its market area, principal and interest payments on loans and securities available for sale, proceeds from the sale and maturity of securities available for sale, advances from the FHLB of New York, and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

      The primary investing activities of the Company are the origination of loans and the purchase of securities. During the quarter ended March 31, 1997, the Bank's loan originations totaled $15.4 million. The Company purchased securities available for sale during the same quarter of $12.5 million.

      The primary financing activity of the Bank is the attraction of deposits. During the quarter ended March 31, 1997, the Bank's deposits increased by $13.4 million from December 31, 1996, primarily certificates of deposit, which increased $11.7 million. Management believes that the increase in deposits during the three months ended March 31, 1997, resulted primarily from increases in market interest rates by the Company and other local banks on certificates of deposit.

      The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5% and the short-term liquidity ratio is 1%. The Bank's average daily liquidity ratio for the month of March 1997 was 9.3%, and its short-term liquidity ratio for the same month was 3.1%.

      The Bank's most liquid assets are cash and cash equivalents, which include federal funds sold and bank deposits. The level of these assets is dependent on the Bank's operation, financing, and investing activities during any given period. At March 31, 1997, cash and cash equivalents totaled $12.3 million, compared to $10.9 million at December 31, 1996. The increase resulted from an increase of $2.2 million in federal funds sold, partially offset by a decline in cash and bank deposits.

      The Bank anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1997, the Bank had commitments to originate loans of $6.8 million as well as undrawn commitments of $6.2 million on home equity and other lines of credit. Certificates of deposit that are scheduled to mature in one year or less at March 31, 1997, totaled $96.6 million. Management believes that a significant portion of such deposits will remain with the Bank. However, if the Bank is not able to maintain its historical retention rate on maturing certificates of deposit, it may consider employing one or more of the following strategies: increase its borrowed funds position to compensate for the deposit outflows; increase the rates it offers on these deposits in order to maintain or increase the retention rate on maturing CDs and/or to attract new deposits; or, attempt to increase certificates of deposit through the use of deposit brokers. Depending on the level of market interest rates at the CD renewal dates, the implementation of one or a combination of these strategies could result in higher or lower levels of net interest income and net earnings.

      The Company also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, as well as for the payment of any dividends to stockholders. The primary source of liquidity on an ongoing basis is dividends from the Bank. To date, no dividends have been paid from the Bank to the Company.

Capital

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

      At March 31, 1997, the Bank had $46.9 million of tangible and core capital, respectively, or 10.0% of adjusted total assets, which was approximately $39.9 million and $32.9 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. On March 31, 1997, the Bank had risk-based capital of $49.4 million (including $46.9 million in core capital and $2.5 million in qualifying supplementary capital) or 24.9% of risk-weighted assets of $198.2 million. The Bank's risk-weighted capital was $33.6 million above the 8.0% requirement in effect on that date.

ASSET QUALITY

Non-Performing Assets

      The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio at the dates indicated. Generally, loans are placed on non-accrual status when the loan is 90 days or more delinquent or when management has determined that the collection of principal and/or interest in full has become doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status, interest is recognized only when received. Accruing loans delinquent 90 days or more include FHA insured loans, VA guaranteed loans, and loans that are in the process of negotiating a restructuring with the Bank, excluding troubled debt restructurings (TDRs), or where the Bank has been notified by the borrower that the outstanding loan balance plus accrued interest and late fees will be paid-in-full within a relatively short period of time from the date of such notification. Foreclosed assets include assets acquired in settlement of loans.
                                                               March 31   Dec.31
                                                                1997      1996
                                                               ------    ------
                                                                (In thousands)
Non-accruing loans:
   One-to four-family .....................................   $   93    $  259
   Multi-family ...........................................       --        --
   Commercial real estate .................................      234       339
   Consumer ...............................................      313       256
   Commercial Business ....................................    2,202     2,269
                                                              ------    ------
     Total ................................................    2,842     3,123
                                                              ------    ------
Accruing loans delinquent more than 90 days:
   One-to four-family .....................................      110       151
   Multi-family ...........................................       --        --
   Commercial real estate .................................      329       568
   Consumer ...............................................        6         6
   Commercial Business ....................................      120        --
                                                              ------    ------
     Total ................................................      565       725
                                                              ------    ------
Troubled debt restructured loans:
   One-to four-family .....................................       87        88
   Multi-family ...........................................       37        38
   Commercial real estate .................................      777       781
   Consumer ...............................................       54        56
   Commercial Business ....................................       64        68
                                                              ------    ------
     Total ................................................    1,019     1,031
                                                              ------    ------
Total non-performing loans ................................    4,426     4,879
                                                              ------    ------
Foreclosed assets:
   One-to four-family .....................................      200       194
   Multi-family ...........................................      312       282
   Commercial real estate .................................       --        --
   Consumer ...............................................      151       239
   Commercial Business ....................................      --         --
                                                              ------    ------
     Total ................................................      663       715
                                                              ------    ------
Total non-performing assets ...............................   $5,089    $5,594
                                                              ======    ======
Total as a percentage of total assets .....................     1.06%     1.18%

      There were no material changes in non-performing assets since December 31, 1996. However, as previously mentioned, the Company has an aggregate lending relationship with the Bennett Funding Group, Inc. of $1.9 million, a $1.7 million reduction from the original balance of $3.6 million as the result of a partial charge-off in the fourth quarter of 1996. A settlement agreement has been proposed with the bankruptcy Trustee and closing documents for the initial settlement payment of approximately $1.2 million are in process. If the closing documents are acceptable to the Trustee, the initial payment is expected by May 31, 1997. On the basis of the terms specified under the proposed settlement agreement, management believes that no additional provisions or charge-offs on this relationship will be necessary.


      In addition, as of March 31, 1997, the Company had foreclosed multi-family assets of $312,000, $282,000 of which pertains to a three-story, 54-unit, student housing project located in Morrisville, New York. In the Company's 1996 Annual Report on Form 10-K, the Company had indicated that a sales contract on this property had been accepted and that a closing was expected to take place in April 1997. However, subsequent to the filing of the Company's 1996 Annual Report on Form 10-K, the contract for the sale was canceled, ostensibly due to a property encroachment dispute. The Company's attorneys are engaged in negotiations with the owner of the adjoining property in order to resolve this encroachment issue. The Company is continuing its efforts to market this property.

Allowance for Loan Losses

      The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans that are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. The following table sets forth an analysis of the Company's allowance for loan losses.


                                                        For the Three months
                                                           Ended March 31,
                                                          1997        1996
                                                         ------      ------
                                                           (In thousands)

Balance at beginning of period ......................   $ 3,438     $ 2,647

Charge-offs:
     One- to four-family ............................        --        (117)
     Multi Family ...................................        --          --
     Commercial Real Estate .........................        --         (28)
     Consumer .......................................      (108)        (77)
     Commercial Business ............................       ---          --
                                                         ------      ------
        Total Charge offs ...........................      (108)       (222)

Recoveries:
     One- to four-family ............................        --           9
     Multi Family ...................................        --          --
     Commercial Real Estate .........................         4          --
     Consumer .......................................         9          10
     Commercial Business ............................         6          --
                                                         ------      ------
        Total Recoveries ............................        19          19

Net Charge-offs .....................................       (89)       (203)
Provisions charged to operations ....................       363       1,628
                                                         ------      ------
Balance at end of period ............................     3,712       4,072
                                                         ======      ======

Ratio of net charge-offs during
the period to average loans
outstanding during period ...........................      0.04%       0.08%

Ratio of net charge-offs during
the period to average
non-performing assets ...............................      1.68%       1.48%

Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

            Financial data schedule, Exhibit #27

      (b)   Reports on Form 8-K

            May 1, 1997, press release announcing earnings for the quarter ended March 31, 1997.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.





Robert J. Brittain
President and Chief Executive Officer
(Principal Executive Officer)
Date:  May 14, 1997




Harold A. Baylor, Jr.
Vice President and Treasurer
(Principal Financial and Accounting Officer)
Date:  May 14, 1997

                                 EXHIBITS INDEX




EXHIBIT        DESCRIPTION

EX-27          Financial Data Schedule