Form 10-Q
period 1997-06-30
AMBANC HOLDING CO INC
filed 1997-08-14
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended June 30, 1997
                                        ---------------
                                       or

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

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at August 14, 1997
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,175,133

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 1997
-----------------------------------------


                                      Table of Contents
                                      -----------------

Part I.   FINANCIAL INFORMATION
          ---------------------

Item 1.        Financial Statements (unaudited):

            Consolidated Interim Statements of Income for the three months and six months ended June 30, 1997 and 1996.....................  3

            Consolidated Interim Statements of Financial Condition at June
            30, 1997 and December 31, 1996..................................  4

            Consolidated Interim Statements of Cash Flows for the six months ended June 30, 1997 and 1996....................................  5

            Summarized Notes to Consolidated Interim Financial Statements...  7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  9


Part II.   OTHER INFORMATION
           -----------------

Item 4.     Submissions of Matters to a Vote of Security Holders............ 19

Item 6.     Exhibits and Reports on Form 8-K................................ 19

SIGNATURES.................................................................. 20


EXHIBITS INDEX.............................................................. 21

Part I.  Financial Information
         ---------------------
Item 1.
-------

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)
-----------------------------------------------------

                                                                  The Six Months               Three Months
                                                                   Ended June 30,               Ended June 30,
                                                                1997          1996           1997          1996
                                                            -----------   -----------    -----------   -----------
Interest and dividend income:
   Loans ................................................   $     9,944   $     9,985    $     5,053   $     4,936
   Securities available for sale ........................         7,157         3,714          3,498         2,494
   Federal Funds Sold ...................................           258           715            170           101
   Federal Home Loan Bank stock .........................            89            63             52            31
                                                            -----------   -----------    -----------   -----------
     Total interest and dividend income .................        17,448        14,477          8,773         7,562
                                                            -----------   -----------    -----------   -----------

Interest Expense:
   Deposits .............................................         6,451         6,320          3,348         3,058
   Borrowings ...........................................         2,969           623          1,417           623
                                                            -----------   -----------    -----------   -----------
    Total interest expense ..............................         9,420         6,943          4,765         3,681
                                                            -----------   -----------    -----------   -----------
    Net interest income .................................         8,028         7,534          4,008         3,881

Provision for loan losses ...............................           638         2,061            275           433
                                                            -----------   -----------    -----------   -----------
    Net interest income after provision
    for loan losses .....................................         7,390         5,473          3,733         3,448
                                                            -----------   -----------    -----------   -----------

Non-interest income:
   Service charges on deposit accounts ..................           376           349            195           173
   Net gains (losses) on securities transactions ........           177           (98)           178             0
   Other ................................................          150           113             96            59
                                                            -----------   -----------    -----------   -----------
     Total non-interest income ..........................           703           364            469           232
                                                            -----------   -----------    -----------   -----------

Non-interest expense:
   Salaries, wages and benefits .........................         2,891         2,461          1,545         1,207
   Occupancy and equipment ..............................           711           673            377           332
   Data processing ......................................           457           426            225           205
   Federal deposit insurance premium ....................            19             1             10             0
   Correspondent bank processing fees ...................            64            57             30            29
   Real estate owned and repossessed assets expenses, net           243           283            133           156
   Professional fees ....................................           155           220             46            80
   Other ................................................         1,588         1,449            947           869
                                                            -----------   -----------    -----------   -----------
      Total non-interest expenses .......................         6,128         5,570          3,313         2,878
                                                            -----------   -----------    -----------   -----------

Income  before taxes ....................................         1,965           267            889           802
Income tax expense ......................................           741            71            317           292
                                                            -----------   -----------    -----------   -----------
      Net income ........................................   $     1,224   $       196    $       572   $       510
                                                            ===========   ===========    ===========   ===========



Net income per common share .............................   $      0.30   $      0.04    $      0.14   $      0.10
                                                            ===========   ===========    ===========   ===========

Weighted average common shares outstanding ..............     4,017,979     4,995,722      4,024,536     5,002,525

                                                            ===========   ===========    ===========   ===========

See accompanying notes to consolidated interim financial statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Financial Condition
(unaudited)-(dollars in thousands)
------------------------------------------------------
                                                           June 30      Dec.31,
                                                            1997         1996
                                                          ---------   ---------
                            Assets
                            ------

Cash and due from banks ................................  $   5,872   $   6,387
Federal funds sold .....................................     14,300       4,500
                                                          ---------   ---------
     Cash and cash equivalents .........................     20,172      10,887

Securities available for sale, at fair value ...........    184,020     200,539
Loans receivable, net of unamortized fees ..............    271,547     251,532
     Allowance for loan losses .........................     (3,798)     (3,438)
                                                          ---------   ---------
     Loans receivable, net .............................    267,749     248,094
Accrued interest receivable ............................      3,169       3,201
Premises and equipment, net ............................      3,200       2,784
Federal Home Loan Bank of New York stock, at cost ......      3,291       2,029
Real estate owned and repossessed assets ...............        290         715
Other assets ...........................................      3,088       4,172
                                                          ---------   ---------
     Total assets ......................................  $ 484,979   $ 472,421
                                                          =========   =========

             Liabilities and Shareholders' Equity
             ------------------------------------
Liabilities:
   Deposits ............................................  $ 326,139   $ 298,082
   Advances from borrowers for taxes and insurance .....      2,090       1,703
   Advances from FHLB ..................................       ---        6,000
   Other borrowed funds ................................     87,830     102,780
   Accrued interest payable ............................      1,055       1,077
   Accrued expenses and other liabilities ..............      5,111       1,261
                                                          ---------   ---------
     Total liabilities .................................    422,225     410,903

Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
     shares; none outstanding at June 30, 1997 and
     December 31, 1996 ................................       ---         ---
   Common stock $.01 par value. Authorized 15,000,000
     shares; 5,422,250  shares issued
     at June 30, 1997 and December 31, 1996 ............         54          54
   Additional paid in capital ..........................     52,221      52,128
   Retained earnings,substantially restricted ..........     25,660      24,436
   Treasury Stock, at cost(1,030,227 shares at June 30,
     1997 and December                                      (11,208)    (11,208)
   Common stock acquired by ESOP .......................     (3,554)     (3,812)
   Net unrealized loss on securities available for sale        (419)        (80)
                                                           ---------   ---------
     Total shareholders' equity ........................     62,754      61,518

     Total liabilities and shareholders' equity ........  $ 484,979   $ 472,421
                                                           =========  =========


See accompanying notes to consolidated interim financial statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
(unaudited)-(dollars in thousands)
---------------------------------------------
                                                              For the six months
                                                                 Ended June 30,
                                                              ------------------
                                                               1997        1996
                                                              -------    -------
Increase (decrease) in cash and cash equivalents:
 Cash flows provided (used) by operating activities:
         Net income ........................................$ 1,224      $  196
         Adjustments to reconcile net income  to net
         cash provided (used) by operating activities:
            Depreciation ...................................    266         252
            Amortization of computer software costs ........     22          32
            Provision for loan losses ......................    638       2,061
            ESOP Compensation Expense ......................    352         217
            Loss on disposal of fixed assets ...............     --          23
            Net loss (gains) on sale and redemptions of
                securities available for sale ..............   (178)         98
            Net loss on sale and writedowns of other real
                 estate owned and other repossessed assets .    157          79
            Net amortization on  securities ................     15         296
            Decrease in accrued interest receivable
                 and other assets ..........................  1,364      15,585
            Increase (Decrease) in accrued expenses and
                other liabilities ..........................  3,828     (47,818)
            Increase in advances from borrower
                for taxes and insurance ....................    387         148

                         Net cash provided (used) by
                           operating activities ............  8,218     (28,831)

     Cash flows from investing activities:
         Proceeds from sales and redemptions of
            securities available for sale .................  48,468      21,399
         Purchases of securities available for sale ....... (44,979)   (139,100)
         Proceeds from principal paydowns and
             maturities of securities available for sale ..  12,461      12,741
         Purchase of FHLB stock ...........................  (1,262)       (137)
         Net increase in loans made to customers .......... (20,423)    (11,980)
         Capital Expenditures .............................    (682)       (165)
         Expenditures Computer Software ...................     (22)         (7)
         Proceeds from Sale of other real estate owned and
            otherhrepossessedsassetset ....................     399         465
                                                             -------     -------
                         Net cash used by investing
                               activities ................   (6,040)   (116,784)

                                                                 (Continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows,
Continued (unaudited)-(dollars in thousands)
---------------------------------------------

Cash flows from financing activities:
     Net increase (decrease) in deposits ..............     28,057       (5,884)
     Advances (repayments) on FHLB borrowings, net ....     (6,000)       9,800
     Increase (decrease) in other borrowed funds ......    (14,950)      64,570
                                                         ---------    ---------
     Net cash provided by financing activities ........      7,107       68,486
                                                         ---------    ---------

 Net increase (decrease) in cash and cash equivalents .      9,285      (77,129)
 Cash and cash equivalents at beginning of year .......     10,887       84,613
                                                          --------    ---------
 Cash and cash equivalents at end of period ...........  $  20,172    $   7,484
                                                         =========    =========

Supplemental disclosures of cash flow information-cash paid during the year for:

         Interest .....................................  $   9,480    $   6,522
                                                         =========    =========

         Income Taxes .................................  $     880    $     736
                                                         =========    =========

Noncash investing activity:
     Net  reduction  in loans  receivable  resulting
     from the  transfer to real estate owned and
     other repossessed
     assets ............................................ $     131    $   1,362
                                                         =========    =========

     Net change in unrealized loss on available for
     sale securities, net of deferred tax effect ....... ($    339)   ($  1,607)
                                                         =========    =========


See accompanying notes to consolidated interim financial statements

          SUMMARIZED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
          -------------------------------------------------------------

(1) In Management's opinion, the financial information, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 1997 and June 30, 1996, in conformity with generally accepted accounting principles. These consolidated interim financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1996 Annual Report on Form 10-K.

(2) Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to current period presentations.


(3) Earnings or loss per share are computed based on the weighted average number of shares outstanding, less unreleased employee stock ownership plan shares, during the period. The weighted average number of shares outstanding were 4,024,536 and 5,002,525 for the three months ended June 30, 1997 and 1996, respectively. For the six months ended June 30, 1997 and 1996, the weighted average number of shares outstanding were 4,017,979 and 4,995,722, respectively. The effect of the Recognition and Retention Plan ("RRP") and the 1997 Stock Option Incentive Plan ("SOP") are not material to the calculation of net income per share.

        The RRP and SOP were ratified for adoption by the Company's shareholders at the annual meeting of shareholders held May 23, 1997 (the grant date).

     The Board of Directors believes that it is appropriate for the Company to have a flexible and comprehensive SOP which permits the granting of a variety of long-term incentive awards as a means of enhancing and encouraging the recruitment and retention of those individuals on whom the continued success of the Company most depends. As a result of the adoption of the SOP, options to purchase an aggregate of 373,974 shares of common stock were granted to directors and officers at an exercise price of $13.75 per share, representing the fair market value of the stock on the grant date, which leaves available 168,251 shares for future grants. The options vest over a four year period at a rate of 25% annually, commencing on the one year anniversary of the grant date.

        The RRP is designed to provide directors, officers and employees with a proprietary interest in the Company in a manner designed to encorage such individuals to remain with the Company and the Bank. Pursuant to the ratification of the RRP by shareholders, 216,890 shares of common stock were made available for awards. Concurrent with the approval of the RRP, 131,285 shares were awarded and vest over a four period at a rate of 25% annually, com-mencing on the one year anniversary of the grant date. An aggregate of 85,605 shares are available for future awards. For the six months ended June 30, 1997, the Company recognized compensation expense related to the RRP of approximately $124,200.

(4) In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
(Statement 128), which establishes standards for computing and presenting earnings per share (EPS). This Statement simplifies the standards for computing EPS making them comparable to international EPS standards and supersedes Accounting Principals Board Opinion No. 15, "Earnings Per Share" and related interpretations. Statement 128 replaces the presentation of primary EPS with the presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the diluted EPS calculation.

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

         The Company will present its EPS data in accordance with Statement 128 as of December 31, 1997. Management anticipates that the effect of the adoption of this Statement will not have a material effect on the Company's consolidated financial statements.

(5)      Recent Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130), which establishes standards for reporting and display of comprehensive income and its components in financial statements. Statement 130 states that comprehensive income includes reported net income of a company, adjusted for items that are currently accounted for as direct entries to equity, such as the net unrealized gain or loss on securities available for sale, foreign currency items, and minimum pension liability adjustments. This statement is effective for both interim and annual periods beginning after December 15, 1997. As required, the Company will adopt Statement 130 in the first quarter in 1998 and will report and display comprehensive income in accordance with the new statement.

         In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131), which establishes standards for reporting by public companies about operating segments of their business. Statement 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. This statement is effective for periods beginning after December 15, 1997. Management does not anticipate that the adoption of this statement will have a material effect on the Company's consolidated financial statements.

Item 2.
-------
          Management's Discussion and Analysis of Financial Condition
                            and Results of Operations
          -----------------------------------------------------------

         The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements and related notes and with the statistical information and financial data appearing in this report as well as the Company's 1996 Annual Report on Form 10-K.

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

General
-------
           The Company's results of operations are dependent primarily on net interest income, which is the difference between the income earned on its loan and investment portfolios and its cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the Company's provision for loan losses, net expenses on real estate owned and other repossessed assets and by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact the financial condition and results of operations of the Company and the Bank.

         The Company recorded net income of $572,000 for the quarter ended June 30, 1997, or $0.14 per share, and earnings for the six months ended June 30, 1997, of $1.2 million, or $0.30 per share, compared to earnings of $510,000, or $0.10 per share, and $196,000, or $0.04 per share, in the corresponding periods in 1996, respectively.

     The improvement in second quarter 1997 earnings compared to 1996 was due, in part, to an increase in net interest income before provision for loan losses of $127,000, or 3.3%, to $4.0 million from $3.9 million in the second quarter of 1996. Also contributing to the improved earnings was a decrease in the provision for loan losses by $158,000, or 36.5%, and an increase by $178,000 in net gains on sales of securities available for sale (securities AFS).

         The improvement in net income by $1.0 million to $1.2 million for the six months ended June 30, 1997, compared to the corresponding 1996 period, was primarily the result of a decrease by $1.4 million in the provision for loan losses. In the first six months of 1996, the Company incurred a charge to provision for loan losses of $1.5 million related to a lending relationship with a lease finance company that filed for Chapter 11 bankruptcy protection on March 29, 1996 (see "Asset Quality," herein). Also contributing to the improvement in earnings were increases in net interest income before the provision for loan losses and noninterest income. These positive factors were partially offset by increases in noninterest expenses and income tax expense.

         The level of  non-performing  assets  improved to $3.1  million at June
30,1997,   from  $5.6  million  at  December   31,  1996.   At  June  30,  1997,
non-performing assets were 0.63% of total assets compared to 1.18% at December 31, 1996. The Company's allowance for loan losses to non-performing loans and to total loans at June 30, 1997, was 137.0% and 1.40%, respectively, compared to 70.5% and 1.37%, respectively, at December 31, 1996.
See "Asset Quality" herein.

                              RESULTS OF OPERATIONS
                              ---------------------

Comparison of Operating Results for the Quarters Ended June 30, 1997 and 1996.

Net Interest Income
-------------------

     Net interest income before provision for loan losses for the quarter ended June 30, 1997 was $4.0 million, an increase of $127,000, or 3.3%, compared to the same period in 1996. The improvement in net interest income resulted from an increase in total average interest-earning assets by $60.6 million, or 14.8% to $468.6 million, funded primarily by increases in average certificates of deposit and borrowed funds of $21.7 million, or 14.7%, and $50.5 million, or 118.9%, respectively. All of the categories that comprise total average interest-earning assets increased, or 14.7% for the quarter ended June 30, 1997, as compared to the comparable 1996 period; and the total average yield associated with these assets increased by 6 basis to 7.51% from 7.45% in the second quarter of 1996. The growth in average interest-earning assets was primarily attributable to an increase in average securities available for sale by $46.5 million, or 31.7% to $193.2 million. The average yield on these securities increased by 44 basis points to 7.24% from 6.80% in the quarter ended June 30, 1996. These positive factors more than offset the increased funding costs related to the higher average volumes and average rates for certificates of deposit and borrowed funds. The average rate on certificates of deposit increased by 9 basis points to 5.7%, and the average rate on borrowed funds increased 21 basis points to 6.11% compared to the second quarter of 1996.

Provision for loan losses
-------------------------

         The provision for loan losses declined by $158,000 to $275,000 for the quarter ended June 30, 1997, compared to the same quarter in 1996. The lower expense was attributable to the improvement in the quality of the Company's loan portfolio and the level of the allowance for loan losses at June 30, 1997, in relation to total loans and to non-performing loans.


Noninterest income
------------------

     Total noninterest income increased by $237,000, or 102.2%, to $469,000 from the second quarter 1996 level. The improvement in total noninterest income was primarily the result of an increase in gains on the sales of securities available for sale in the second quarter of 1997, an increase of $178,000 compared to 1996. Other noninterest income increased by $37,000 to $96,000 mainly attributable to a partial recovery of $25,000 against a previous charge-off of a capital debenture issued by Nationar, an institution that was seized by the Superintendent of Banks of N.Y.S. Also contributing to the improvement in other noninterest income were increases in commissions on the sales of annuities and mutual funds and item processing charges for third party imaging of $5,500 and $4,000, respectively.

Noninterest expense
-------------------

        Total noninterest expense for the three months ended June 30, 1997, increased $435,000 to $3.3 million compared to 1996. The increase was due primarily to an increase in salaries, wages and benefits by $338,000 with $178,000 of the total increase attributable to increased accruals for the Company's ESOP and other stock based compensation during the quarter ended June 30, 1997. Also contributing to the total increase in salaries, wages and benefits were additions to staff, mainly to support the opening of three new branch offices in the second quarter of 1997.

Income taxes
------------

     Income tax expense increased by $25,000 to $317,000 primarily due to the improvement in the Company's income before taxes to $889,000 from $802,000 in the second quarter of 1996.



Comparison of Operating Results for the Six Months Ended June 30, 1997 and 1996.

Net interest income
-------------------

     Net interest income before provision for loan losses increased by $494,000, or 6.6%, to $8.0 million for the six months ended June 30,1997, compared to the corresponding period in 1996. The improvement in net interest income was attributable to an increase in total average interest-earning assets by $73.9 million, or 18.9%, to $465.4 million, primarily funded by increases in the average volumes of certificates of deposit and borrowed funds of $11.2 million, or 7.4% and $77.6 million, respectively. The growth in total average interest-earning assets was attributable primarily to an increase in average securities AFS by $86.0 million,or 77.3%, to $197.3 million, partially offset by a decline by $16.8 million, or 61.9% in the average volume of federal funds sold to $10.3 million. The total average yield on interest-earning assets increased by 12 basis points to 7.56% for the six months ended June 30, 1997 from 7.44% in the 1996 period. These positive effects were partially offset by the increased funding costs related to the increases in the average volumes of certificates of deposit and borrowed funds coupled with an increase in the average rate paid on borrowed funds to 6.06%, an increase of 16 basis points, compared to the six months ended June 30, 1996.

Provision for loan losses
--------------------------

     The decrease of $1.4 million to $638,000 for the six-months ended June 30, 1997, compared to 1996, was due entirely to a $1.5 million provision recorded in the first quarter of 1996 pertaining to the Bank's aggregate lending relationship with the Bennett Funding Group, a company that filed for Chapter 11 bankruptcy protection on March 29, 1996. See "Asset Quality" herein.

Noninterest income
------------------

     Total noninterest income increased by $339,000 to $703,000 for the six-months ended June 30, 1997, compared to the like 1996 period, primarily due to an increase in net gains of sales of securities AFS by $275,000 to $177,000 compared to a net loss of $98,000 in the 1996 period. Also contributing to the improvement in total noninterest income were increases in service charges on deposit accounts, mainly NSF fees, and other noninterest income by $27,000 and $37,000, respectively. The increase in other noninterest income was attributable primarily to the aforementioned partial recovery on Nationar and to an increase by $13,000 in commissions on sales of annuities and mutual funds through the Company's subsidiary, ASB Insurance Agency, Inc.

Noninterest expense
-------------------

     Total noninterest expense increased by $558,000 to $6.1 million for the six-months ended June 30, 1997 compared to the similar period of 1996. The increase resulted primarily from an increase in salaries, wages and benefits by $430,000, or 17.5%, $260,000 of which resulted from increased accruals for the Company's ESOP and other stock based compensation. Also contributing to the total increase in salaries, wages and benefits were additions to staff, mainly to support the opening of three new branch offices in the second quarter of 1997, and normal cost-of-living and merit increases.

Income taxes
------------

     The Company recorded a tax expense of $741,000 on pretax income of $2.0 million for the six months ended June 30, 1997, compared to a tax expense of $71,000.00 on pretax income of $267,000 in the 1996 period.


                               FINANCIAL CONDITION
                               -------------------

     The Company's total assets at June 30, 1997, were $485.0 million, an increase of $12.6 million, or 2.7%, compared to total assets of $472.4 million at December 31, 1996. The growth in total assets was primarily attributable to an increase in loans receivable, net of unamortized fees, of $20.0 million, or 8.0%, and to an increase in federal funds sold of $9.8 million,or 217.8% partially offset by a decline in securities available for sale by $16.5 million, or 8.2%. The growth in total assets was primarily funded by an increase in total deposits of $28.1 million, or 9.4%, to $326.1 million, partially offset by a decrease in advances from FHLB and other borrowed funds of $21.0 million, or 19.3%.

     Total shareholders' equity increased by $1.2 million from December 31,1996, to $62.8 million at June 30,1997, due primarily to a $1.2 million increase in retained earnings.

     At June 30, 1997, the book value per share on 4,392,023 common shares outstanding was $14.29 compared to $14.01 at December 31, 1996, on the same number of shares outstanding. Excluding the tax-effected unrealized losses on securities AFS, the book value per share at June 30, 1997 was $14.38 compared to $14.02 at December 31, 1996.

Liquidity and Funding
---------------------

     The Company's primary sources of funds for operations are deposits from its market area, principal and interest payments on loans, securities , proceeds from the sale and maturity of securities, advances from the FHLB of New York and other borrowed funds, primarily securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     The primary investing activities of the Company are the origination of loans and the purchase of securities. During the six months ended June 30, 1997, the Company's loan originations totaled $50.8 million. The Company purchased securities AFS during the same period of $45.0 million.

     The primary financing activity of the Company is the attraction of deposits. During the six months ended June 30, 1997, total deposits increased by $28.1 million. Management believes that the increase in deposits, primarily certificates of deposit, occurred because more of the Company's customers were willing to lock-in the interest rates offered by the Company due to the general uncertainty pertaining to the direction of market interest rates during the six-months ended June 30, 1997; i.e., if market interest rates declined, the depositor was assured of a higher return and, if market rates increased in the short-term, the depositor could request an early withdrawal, pay the penalty and reinvest the proceeds at a higher rate.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5% and the short-term liquidity ratio is 1%. The Bank's average daily liquidity ratio for the month of June 1997 was 10.8%, and its short-term liquidity ratio for the same month was 4.8%.

     The Company's most liquid assets are cash and cash equivalents, which consist of federal funds sold and bank deposits. The level of these assets is dependent on the Bank's operation, financing, and investing activities during any given period. At June 30, 1997, cash and cash equivalents totaled $20.2 million, compared to $10.9 million at December 31, 1996. The increase in cash and cash equivalents was attributable to an increase in federal funds sold of $9.8 million, which resulted mainly from the increase in total deposits.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1997, the Bank had commitments to originate loans of $12.1 million as well as undrawn commitments of $6.1 million on home equity and other lines of credit. Certificates of deposit which are scheduled to mature in one year or less at June 30, 1997, totaled $118.4 million. Management believes that a significant portion of such deposits will remain with the Bank. However, if the Bank is not able to maintain its historical retention rate on maturing certificates of deposit, it would consider employing one or more of the following strategies: increase its borrowed funds position to compensate for the deposit outflows; increase the rates it offers on these deposits in order to increase the retention rate on maturing CDs and/or to attract new deposits; or, attempt to increase certificates of deposit through the use of deposit brokers. Depending on the level of market interest rates at the CD renewal dates, the implementation of one or more of these strategies could result in higher or lower levels of net interest income and net earnings.

     The Company also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, as well as for the payment of any dividends to stockholders. The primary source of liquidity on an ongoing basis is dividends from the Bank. To date, no dividends have been declared or paid from the Bank to the Company.

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

     At June 30, 1997, the Bank had $47.7 million of tangible and core capital, respectively, or 10.0% of adjusted total assets, which was approximately $40.5 million and $33.4 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. On June 30, 1997, the Bank had risk-based capital of $50.4 million (including $47.7 million in core capital and $2.7 million in qualifying supplementary capital) or 23.9% of risk-weighted assets of $211.1 million. The Bank's risk-weighted capital was $33.5 million above the 8.0% requirement in effect on that date.

                                 ASSET QUALITY
                                 -------------
Non-performing assets
---------------------

         The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio at the dates indicated.


AMSTERDAM SAVINGS BANK, FSB
NON-PERFORMING ASSETS
FOR THE YEAR 1997
---------------------------
                                                           June 30    Dec.31
                                                             1997      1996
                                                            ------    ------
                                                             (In thousands)
Non-accruing loans:
   One-to four-family ....................................  $  345    $  259
   Multi-family ..........................................       0         0
   Commercial real estate ................................     229       339
   Consumer ..............................................     197       256
   Commercial Business ...................................     729     2,269
                                                            ------    ------
     Total ...............................................   1,500     3,123
                                                            ------    ------

Accruing loans delinquent more than 90 days:
   One-to four-family ....................................     111       151
   Multi-family ..........................................       0         0
   Commercial real estate ................................      18       568
   Consumer ..............................................       5         6
   Commercial Business ...................................     126         0
                                                            ------    ------
     Total ...............................................     260       725
                                                            ------    ------

Troubled debt restructured loans:
   One-to four-family ....................................      86        88
   Multi-family ..........................................      36        38
   Commercial real estate ................................     775       781
   Consumer ..............................................      53        56
   Commercial Business ...................................      62        68
                                                            ------    ------
     Total ...............................................   1,012     1,031
                                                            ------    ------
                                                            ------    ------
Total non-performing loans ...............................   2,772     4,879
                                                            ------    ------

Foreclosed assets:
   One-to four-family ....................................      --       194
   Multi-family ..........................................     207       282
   Commercial real estate ................................      --        --
   Consumer ..............................................      83       239
   Commercial Business ...................................       0         0
                                                            ------    ------
     Total ...............................................     290       715
                                                            ------    ------

Total non-performing assets ..............................  $3,062    $5,594
                                                            ======    ======
Total as a percentage of total assets ....................   0.63%     1.18%

     Non performing  loans decreased from $4.9 million at December 31, 1996 to $
2.8 million at June 30, 1997 primarily due to the Bennett Funding Group Inc. lending relationship, which represented $1.9 million of the non performing loans at Decmeber 31, 1996 and $455,000 at June 30, 1997. The reduction was due to the receipt of $1.4 million in the second quarter of 1997 under the terms of a settlement agreement with the bankruptcy trustee. On the basis of the terms specified in the settlement agreement, management believes that no additional provisions or charge-offs on this relationship will be necessary.

     In addition, as of June 30, 1997, the Company had foreclosed multi-family assets of $207,000 consisting of one property: a three-story, 54-unit, student housing project located in Morrisville, New York. A purchase proposal on this property has been accepted contingent upon a closing within 60 days. On the basis of the offer received, the asset was written-down by $75,000 to reflect the sale price. The property encroachment dispute discussed in the March 31, 1997 Form 10-Q has been resolved and the resolution agreement is to signed by the parties involved.

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


AMSTERDAM SAVINGS BANK, FSB
ALLOWANCE FOR LOAN LOSSES ACTIVITY
----------------------------------
                                                            For the six months
                                                               ended June 30,
                                                             1997         1996
                                                            -------     -------
                                                               (In thousands)

Balance at beginning of period ..........................  $ 3,438     $ 2,647

Charge-offs:
     One- to four-family ................................       (5)       (118)
     Multi Family .......................................      (12)          0
     Commercial Real Estate .............................      (50)        (28)
     Consumer ...........................................     (193)       (250)
     Commercial Business ................................      (66)          0
                                                           -------     -------
        Total Charge offs ...............................     (326)       (396)

Recoveries:
     One- to four-family ................................        0           9
     Multi Family .......................................        0           0
     Commercial Real Estate .............................        4           0
     Consumer ...........................................       31          27
     Commercial Business ................................       13           0
                                                           -------     -------
        Total Recoveries ................................       48          36

Net Charge-offs .........................................     (278)       (360)
Provisions charged to operations ........................      638       2,061
                                                           -------     -------
Balance at end of period ................................    3,798       4,348
                                                           =======     =======

Ratio of net charge-offs during
the period to average loans
outstanding during period ...............................     0.11%       0.29%

Ratio of net charge-offs during
the period to average
non-performing assets ...................................     6.12%       4.73%

Part II. - Other Information
----------------------------

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

Ambanc Holding Co., Inc.'s Annual Meeting of Shareholders was held on May 23, 1997.

Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

With respect to management's nominees, voting was as follows: John Daly, For - 3,881,917, Withheld - 112,406; Lionel H. Fallows, For - 3,909,553, Withheld - 84,770; Marvin R. LeRoy, Jr., For - 3,911,447, Withheld - 82,876; and William A. Wilde, Jr., For - 3,910,713, Withheld - 83,610.

Proxies were also solicited at the annual meeting for ratification of the 1997 Stock Option and Incentive Plan. The proposal was adopted, with 2,537,347 shares voting For, 387,765 shares voting Against, and 36,861 shares Abstaining.

Proxies were also solicited at the annual meeting for ratification of the Recognition and Retention Plan. The proposal was adopted, with 2,561,646 shares voting For, 412,345 shares voting Against, and 53,333 shares Abstaining.

Proxies were also solicited at the annual meeting for the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company. The proposal was adopted, with 3,945,966 shares voting For, 39,500 shares voting Against, and 10,147 shares Abstaining.

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

       (a) Exhibits as required by Item 601 of Regulation S-K.

           Exhibit number 27, Financial Data Schedule

       (b) Reports on Form 8-K

           Current reports on form 8-K were filed on July 7 and July 28, 1997 for:

       (i) June 23, 1997  Press release regarding Ambanc stock buy-back program.

      (ii) July 22, 1997 Press release regarding Ambanc Holding Co., Inc. earnings for the three and six months ended June 30, 1997.

     (iii) July 25, 1997 Press release regarding the Company's initial regular cash dividend.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.


/s/ Robert J. Brittain
----------------------

Robert J. Brittain
President and Chief Executive Officer
(Principal Executive Officer)
Date:  August 14, 1997



/s/ Harold A. Baylor, Jr.
-------------------------

Harold A. Baylor, Jr.
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date:  August 14, 1997

                                  EXHIBIT INDEX
                                  -------------

EXHIBIT        DESCRIPTION
-------        -----------

EX 27.         Financial Data Schedule