Form 10-Q
period 1997-09-30
AMBANC HOLDING CO INC
filed 1997-11-14
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended September 30, 1997
                                         ------------------
                                       or

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

        Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at November 14, 1997
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,306,418

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 1997
-----------------------------------------


                                      Table of Contents
                                      -----------------

Part I.    FINANCIAL INFORMATION
           ---------------------

Item 1.     Financial Statements (unaudited):

            Consolidated Interim Statements of Income for the three months and nine months ended September 30, 1997 and 1996...............  3

            Consolidated Interim Statements of Financial Condition at
            September 30, 1997 and December 31, 1996........................  4

            Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 1997 and 1996........................  5

            Summarized Notes to Consolidated Interim Financial Statements...  7

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................  9


Part II.   OTHER INFORMATION
           -----------------

Item 6.     Exhibits and Reports on Form 8-K................................ 19


SIGNATURES.................................................................. 21


EXHIBITS INDEX.............................................................. 22

Part 1.   FINANCIAL INFORMATION
          ---------------------

Item 1.
-------
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)
-----------------------------------------------------
                                                               The Nine Months        Three Months
                                                             Ended September 30,   Ended September 30,
                                                               1997       1996        1997       1996
                                                            --------   --------    --------   --------
Interest and dividend income:
   Loans ................................................   $ 15,359   $ 15,263    $  5,415   $  5,278
   Securities available for sale ........................     10,394      7,218       3,237      3,504
   Federal Funds Sold ...................................        377        725         119         10
   Federal Home Loan Bank stock .........................        145         96          56         33
                                                            --------   --------    --------   --------
     Total interest income ..............................     26,275     23,302       8,827      8,825
                                                            --------   --------    --------   --------
Interest Expense:
   Deposits .............................................     10,017      9,372       3,566      3,052
   Borrowings ...........................................      4,349      2,165       1,380      1,542
                                                            --------   --------    --------   --------
     Total interest expense .............................     14,366     11,537       4,946      4,594
                                                            --------   --------    --------   --------
     Net interest income ................................     11,909     11,765       3,881      4,231
Provision for loan losses ...............................        863      2,610         225        549
                                                            --------   --------    --------   --------
     Net interest income after provision
       for loan losses ..................................     11,046      9,155       3,656      3,682
                                                            --------   --------    --------   --------
Non-interest income:
   Service charges on deposit accounts ..................        580        549         204        200
   Net gains (losses) on securities transactions ........        505        (89)        328          9
   Other ................................................        196        170          46         57
                                                            --------   --------    --------   --------
     Total non-interest income ..........................      1,281        630         578        266
                                                            --------   --------    --------   --------
Non-interest expense:
   Salaries, wages and benefits .........................      4,418      3,624       1,527      1,163
   Occupancy and equipment ..............................      1,131        996         420        323
   Data processing ......................................        692        627         235        201
   Federal deposit insurance premium ....................         29          2          10          1
   Correspondent bank processing fees ...................         95         87          31         30
   Real estate owned and repossessed assets expenses, net        291        906          48        623
   Professional fees ....................................        365        498         108        107
   Other ................................................      2,153      1,881         667        603
                                                            --------   --------    --------   --------
     Total non-interest expenses ........................      9,174      8,621       3,046      3,051
                                                            --------   --------    --------   --------
Income  before taxes ....................................      3,153      1,164       1,188        897
Income tax expense ......................................      1,193        396         452        325
                                                            --------   --------    --------   --------
     Net income .........................................   $  1,960   $    768    $    736   $    572
                                                            ========   ========    ========   ========
Net income per common share                                 $   0.49   $   0.16    $   0.19   $   0.12
                                                            ========   ========    ========   ========
Weighted average shares outstanding                        3,977,302  4,883,859   3,897,275  4,662,564
                                                           =========  =========   =========  =========
See accompanying notes to consolidated interim financial statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Financial Condition
(unaudited)(dollars in thousands)
-------------------------------------------------------    Sept. 30,    Dec. 31,
                                                             1997         1996
                                                          ----------   ---------
                                Assets
                                ------
Cash and due from banks ...............................   $ 10,719     $  6,387
Federal funds sold ....................................        ---        4,500
                                                          --------     --------
     Cash and cash equivalents ........................     10,719       10,887

Securities available for sale, at fair value ..........    210,562      200,539
Loans receivable, net of unamortized fees .............    280,546      251,532
     Allowance for loan losses ........................     (4,147)      (3,438)
                                                          --------     --------
     Loans receivable, net ............................    276,399      248,094
Accrued interest receivable ...........................      2,745        3,201
Premises and equipment, net ...........................      3,254        2,784
Federal Home Loan Bank of New York stock, at cost .....      3,291        2,029
Real estate owned and repossessed assets ..............        228          715
Other assets ..........................................      2,669        4,172
Due from brokers ......................................     19,442          ---
                                                          --------     --------
     Total assets .....................................   $529,309     $472,421
                                                          ========     ========

                 Liabilities and Shareholders' Equity
                 ------------------------------------
Liabilities:
   Deposits ...........................................   $330,658     $298,082
   Advances from borrowers for taxes and insurance ....        663        1,703
   Advances from FHLB .................................      4,000        6,000
   Other borrowed funds ...............................     99,950      102,780
   Accrued interest payable ...........................        928        1,077
   Accrued expenses and other liabilities .............      1,835        1,261
   Due to brokers .....................................     31,071          ---
                                                          --------     --------
     Total liabilities ................................    469,105      410,903

Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at September  30, 1997 and
   December 31, 1996 ..................................         --            --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,422,250  shares issued
    at  September 30, 1997  and December 31, 1996 .....         54           54
   Additional paid in capital .........................     52,294       52,128
   Retained earnings,substantially restricted .........     25,874       24,436
   Treasury Stock, at cost (1,115,832 shares at
     September 30, 1997 and 1,030,227 at
     December 31, 1996) ...............................    (12,585)     (11,208)
   Common stock acquired by ESOP ......................     (3,427)      (3,812)
   Unearned RRP shares issued .........................     (1,805)          --
   Net unrealized loss on securities available for sale       (201)         (80)
                                                          --------     --------
     Total shareholders' equity .......................     60,204       61,518

     Total liabilities and shareholders' equity .......   $529,309     $472,421
                                                          ========     ========

See accompanying notes to consolidated interim financial statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows
(unaudited)-(dollars in thousands)
---------------------------------------------


                                                      For the Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                           1997            1996
Increase (decrease) in cash and cash equivalents:          ----            ----
    Cash flows provided (used) by
    operating activities:
  Net income ........................................... $ 1,960         $  768
  Adjustments to reconcile net income  to net
      cash provided (used) by operating activities:
    Depreciation .......................................     439            374
    Amortization of computer software costs ............      34             46
    Provision for loan losses ..........................     863          2,610
    ESOP compensation expense ..........................     551            325
    Loss on sale and disposal of fixed
      assets/software ..................................    ----             64
    Net loss (gains) on sale and redemptions of
      securities available for sale ....................    (505)            89
    Net loss on sale and writedowns of other real
      estate owned and other repossessed assets ........     186            575
    Net amortization on securities .....................     230            400
    Decrease (increase)in accrued interest
      receivable and other assets ......................   2,041         (2,291)
    Decrease (increase) in due from broker ............. (19,442)        18,128
    Increase (decrease) in accrued expenses and
      other liabilities ................................     425           (664)
    Increase (decrease) in due to broker ...............  31,071        (46,880)
    Decrease in advances from borrowers
      for taxes and insurance ..........................  (1,040)          (805)
                                                        --------       --------
                Net cash provided (used) by
                operating activities ...................  16,813        (27,261)

  Cash flows from investing activities:
    Proceeds from sales and redemptions of
      securities available for sale .................... 131,895         30,997
    Purchases of securities available for sale .........(179,136)      (182,369)
    Proceeds from principal paydowns and
      maturities of securities available for sale ......  37,277         18,025
    Purchase of FHLB stock .............................  (1,262)          (137)
    Net increase in loans made to customers ............ (29,326)       (26,543)
    Capital Expenditures ...............................    (909)          (201)
    Expenditures Computer Software .....................     (22)            (9)
    Proceeds from Fixed Asset Sale .....................    ----             25
    Proceeds from Sale of other real estate owned
      and other repossessed assets .....................     459            729
                                                        --------       --------
                Net cash used by investing
                activities ............................. (41,024)      (159,483)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows,
Continued (unaudited-(dollars in thousands)
-----------------------------------------------
                                                      For the Nine Months Ended
                                                             September 30,
                                                      -------------------------
                                                             1997         1996
                                                             ----         ----

Cash flows from financing activities:

  Purchase of Treasury Stock .............................  (1,377)      (5,474)
  Purchase of Recognition & Retention Plan Shares ........  (2,111)        ----
  Dividend Paid ..........................................    (215)        ----
  Net increase (decrease) in deposits ....................  32,576      (11,248)
  Advances (repayments) on FHLB borrowings, net ..........  (2,000)      22,500
  Increase (decrease) in other borrowed funds ............  (2,830)      99,890
                                                          --------     --------
  Net cash provided by financing activities                 24,043      105,668
                                                          --------     --------

  Net increase (decrease) in cash and cash equivalents ...    (168)     (81,076)
  Cash and cash equivalents at beginning of year .........  10,887       84,613
                                                          --------     --------
  Cash and cash equivalents at end of period .............$ 10,719     $  3,537
                                                          ========     ========


Supplemental disclosures of cash flow information-cash paid during the year for:

                               Interest ................. $ 14,516     $ 10,675
                                                          ========     ========

                               Income Taxes ............. $  1,045     $    736
                                                          ========     ========

Noncash investing activity:
  Net reduction in loans receivable resulting from
  the transfer to real estate owned and other
  repossessed assets .................................... $    157     $  1,371
                                                          ========     ========

Net decrease in unrealized loss on investment
  securities and mortgage-backed securities,
  available for sale, net of deferred tax effect ........ ($  (121)    $  1,272
                                                          ========     ========

See accompanying notes to consolidated interim financial statements

          SUMMARIZED NOTES TO CONSOLIDATED INTERIM FINANCIAL STATEMENTS
          -------------------------------------------------------------

(1) In Management's opinion, the interim financial information, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 1997 and September 30, 1996, in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1996 Annual Report on Form 10-K.

(2) Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to current period presentations.

(3) Net income per common share for the three months and nine months ended September 30, 1997 and 1996 has been determined by dividing net income by the weighted average number of shares of common stock outstanding for the period. Shares of common stock outstanding are reduced by the company's Employee Stock Ownership Plan (ESOP) shares that have not been committed to be released in accordance with SOP 93-6, "Employers' Accounting for Employee Stock Ownership Plans. The weighted average number of shares of common stock outstanding for the three months and nine months ended September 30, 1997 were 3,897,275 and 3,977,302, respectively. For the corresponding periods in 1996, the weighted average number of shares of common stock outstanding were 4,662,564 and 4,883,859, respectively. The effect of outstanding stock option grants issued under the 1997 Stock Option and Incentive Plan (SOP) and shares awarded under the Recognition and Retention Plan (RRP) are not material to the calculation of net income per share.

     The RRP and SOP were ratified for adoption by the Company's shareholders at the annual meeting of shareholders held May 23, 1997 (the grant date).

     The Board of Directors believes that it is appropriate for the Company to have a flexible and comprehensive SOP which permits the granting of a variety of long-term incentive awards as a means of enhancing and encouraging the recruitment and retention of those individuals on whom the continued success of the Company most depend. As a result of the adoption of the SOP, options to purchase an aggregate of 373,974 shares of common stock were granted to directors and officers at an exercise price of $13.75 per share, representing the fair market value of the stock on the grant date, which leaves available 168,251 shares for future grants. The options vest over a four year period at a rate of 25% annually, commencing on the one year anniversary of the grant date.

     The RRP is designed to provide directors, officers and employees with a proprietary interest in the Company in a manner designed to encourage such individuals to remain with the Company and the Bank. Pursuant to the ratification of the RRP by shareholders, 216,890 shares of common stock were made available for awards. Concurrent with the approval of the RRP, 131,285 shares were awarded and vest over a four year period at a rate of 25% annually, commencing on the one year anniversary of the grant date. An aggregate of 85,605 shares are available for future awards.

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

Item 2.
-------

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations
          -----------------------------------------------------------

     The following discussion and analysis should be read in conjunction with the consolidated interim financial statements and related notes (unaudited) and with the statistical information and financial data appearing in this report as well as the Company's 1996 Annual Report on Form 10-K.

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

     The Company has in place a committee that is overseeing the Year 2000 (Y2K) computer program issues. The committee has prepared a specific action plan to ensure that the Company will not face any business interruption. The plan is designed to be comprehensive and yet flexible enough to change as more issues are brought forward. The plan has been presented to the board of directors' Audit Committee and through them to the Company's board of directors. The Audit Committee will receive reports on a quarterly basis apprising them of the Company's progress in resolving the Year 2000 issues and/or problems that the Y2K committee has encountered.

     The Company is in compliance with the Emerging Issues Task Force's (EITF) pronouncement in July 1996 to charge to expense as incurred the costs associated with Year 2000 projects. For the nine months ended September 30, 1997, Year 2000 expenses were not significant. On the basis of the work that the committee has completed through October 31, 1997, the Company does not anticipate that the Year 2000 issues will result in a material cost to address the issues nor does it anticipate incomplete or untimely resolution of its Year 2000 issues.

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

     The Company recorded net income of $736,000 for the quarter ended September 30, 1997, or $0.19 per share, and earnings for the nine months ended September 30, 1997, of $2.0 million, or $0.49 per share, compared to earnings of $572,000, or $0.12 per share, and $768,000, or $0.16 per share, in the corresponding periods in 1996, respectively.

     The improvement in third quarter 1997 earnings compared to 1996 was due, in part, to an increase by $319,000 in net gains on sales of securities available for sale (securities AFS). Also contributing to the improved earnings was a decrease in the provision for loan losses by $324,000. Partially offsetting these positive changes was a reduction in net interest income by $350,000, or 8.3%, to $3.9 million for the third quarter of 1997 from $4.2 million in the third quarter of 1996.

     The improvement in net income by $1.2 million to $2.0 million for the nine months ended September 30, 1997, compared to the corresponding 1996 period, was primarily the result of a decrease by $1.7 million in the provision for loan losses. In the first nine months of 1996, the Company incurred a charge to provision for loan losses of $1.5 million related to a lending relationship with the Bennett Funding Group, Inc., a lease finance company that filed for Chapter 11 bankruptcy protection on March 29, 1996 (see "Asset Quality," herein). Also contributing to the improvement in earnings were increases in net gains on sales of securities AFS, net interest income before the provision for loan losses, and noninterest income. These positive factors were partially offset by increases in noninterest expenses and income tax expense.

     The level of non-performing assets declined from $5.6 million at December 31, 1996, to $3.8 million at September 30,1997. As of September 30, 1997, non-performing assets were 0.73% of total assets compared to 1.18% at December 31, 1996. The Company's ratios for allowance for loan losses to non-performing loans and to total loans at September 30, 1997, were 114.8% and 1.49%, respectively, compared to December 31, 1996, when the ratios were 70.5% and 1.37% , respectively. See "Asset Quality" herein.

                              RESULTS OF OPERATIONS
                              ---------------------

Comparison of Operating  Results for the Quarters Ended  September 30, 1997
and 1996

Net Interest Income
-------------------

     Net interest income before provision for loan losses for the quarter ended September 30, 1997, compared to the like period in 1996, declined by $350,000, or 8.3%, to $3.9 million. The decline resulted primarily from an increase in total average interest-bearing liabilities by $13.9 million to $396.9 million, mainly due to an increase in average certificates of deposit, which grew by $31.8 million. The growth in certificates of deposit was accompanied by an increase in the average rate paid on these deposits by 21 basis points to 5.77%, compared to the prior year's third quarter, due mainly to increases in local market rates from 1996 to 1997.

     Total average interest-earning assets decreased by $1.7 million, or 0.4%, to $469.7 million in the third quarter of 1997, as compared to the like 1996 quarter. A decline of $16.8 million in average securities AFS, due mainly to the reduction in borrowings related to securities sold under agreements to repurchase, more than offset increases by $5.3 million and $10.1 million in average loans and average all other interest-earning assets (primarily federal funds sold ), respectively.

     The increase in certificates of deposit was partially offset by a decline in total average borrowed funds by $13.3 million to $89.7 million from $102.9 million in 1996. Other average interest-bearing deposits also declined, decreasing by $4.6 million, or 3.5%, in the quarter ended September 30, 1997 as compared to the same period in 1996.. Management believes that the decline in other interest-bearing deposits resulted from depositors shifting funds into higher yielding certificates of deposit from lower yielding savings and money market accounts.

     The total cost of interest-bearing liabilities increased by 17 basis points to 4.94%, which more than offset a one (1) basis point increase in the average yield on interest-earning assets thereby reducing the Company's net interest rate spread by 16 basis points to 2.51% from 2.67% in the quarter ended September 30, 1996. The Company's net interest margin also narrowed in the three months ended September 30, 1997, compared to the corresponding period in 1996, declining by 29 basis points to 3.28%. The decrease in the net interest margin was attributable to a higher proportion of interest-earning assets being supported by interest-bearing liabilities in 1997 than in 1996, 84.5% compared to 81.2%.

     Ambanc Holding Co., Inc. operates in an environment of intense competition for the public's investable funds and loan business. The competition in today's environment is not limited to other local banks and thrifts, but also includes a myriad of financial services providers that are located both within and outside the Company's local market area. Due to this heightened level of competition to attract and retain customers, i.e., grow the customer base, the Company must continue to offer competitive interest rates on loans and deposits. As a consequence of these competitive pressures, from time-to-time, the relative spreads between interest rates earned and interest rates paid will tighten , exerting downward pressure on net interest income, net interest rate spread and the net interest margin. This is especially true during periods when the growth in interest-earning assets lags the growth in interest-bearing liabilities, the environment that the Company has experienced in the first nine months of 1997 and that manifested itself in the third quarter's decrease in net interest income as compared to the same period in 1996. However, management does not want to discourage, by offering noncompetitive interest rates, the creation of new customer relationships or jeopardize existing relationships thereby curtailing customer base and loan growth and the attendant benefits to be derived from them. Management believes that the longer range benefits to be derived from this position will outweigh the shorter term costs associated with attracting, cross-selling and retaining an expanding customer base. The Company's growing customer base provides Ambanc with the potential for future, profitable customer relationships, which will, in turn, increase the value of the franchise.


Provision for loan losses
-------------------------

     The provision for loan losses declined by $324,000 to $225,000 for the quarter ended September 30, 1997, compared to the same quarter in 1996. The lower expense was attributable to the improvement in the quality of the Company's loan portfolio and the level of the allowance for loan losses at September 30, 1997, in relation to total loans and to non-performing loans.

Noninterest income
------------------

     Total noninterest income increased by $312,000 to $578,000 from the third quarter 1996 level. The improvement in total noninterest income was primarily the result of an increase in gains on the sales of securities available for sale in the third quarter of 1997, an increase of $319,000 compared to 1996. All other noninterest income decreased by $7,000, primarily due to a decline in the amount of commissions received on the sales of mutual funds and annuity contracts by the Company's wholly owned subsidiary, ASB Insurance Agency, Inc.


Noninterest expense
-------------------

     Total noninterest expense for the three months ended September 30, 1997, decreased by $5,000, or 0.2%, compared to 1996. The decrease was due primarily to a decline in real estate owned and repossessed asset expenses, net, by $575,000. The reduction in these expenses resulted primarily from the bulk sales of problem loans and other real estate owned in the fourth quarter of 1996. Partially offsetting the decrease in real estate owned and repossessed asset expenses, net, was an increases in salaries, wages and benefits by $364,000 with $148,000 of the total increase attributable to increased accruals for the Company's ESOP and the newly adopted RRP related to employees during the quarter ended September 30, 1997. Also contributing to the total increase in salaries, wages and benefits were additions to staff, mainly to support the opening in the second quarter of 1997 of three new branch offices. Salaries and wages related to the new branches totaled approximately $92,000 during the quarter ended September 30, 1997.

Income taxes
------------

     Income tax expense increased by $127,000 to $452,000 due to the improvement in the Company's income before taxes to $1.2 million from $897,000 in the third quarter of 1996.

Comparison of Operating Results for the Nine Months Ended September 30, 1997 and 1996

Net interest income
-------------------

     Net interest income before provision for loan losses increased by $144,000, or 1.2%, to $11.9 million for the nine months ended September 30,1997, compared to the corresponding period in 1996. The improvement in net interest income was attributable to an increase in total average interest-earning assets by $48.6 million to $466.9 million, primarily funded by increases in the average volumes of certificates of deposit and borrowed funds by $18.2 million and $47.1 million, respectively. The growth in total average interest-earning assets was attributable primarily to an increase in average securities AFS by $51.5 million to $191.3 million and average loan growth of $4.3 million to $282.3 million, partially offset by an $8.2 million decline in the average volume of federal funds sold to $10.2 million. The total average yield on interest-earning assets increased by 8 basis points to 7.52% for the nine months ended September 30, 1997 from 7.44% in the 1996 period. These positive effects were partially offset by higher funding costs attributable primarily to the increases in the average volumes of certificates of deposit and borrowed funds.


Provision for loan losses
-------------------------

     The decrease by $1.7 million to $863,000 in the provision for loan losses for the nine-months ended September 30, 1997, compared to 1996, was due mainly to a $1.5 million charge taken during the first nine months of 1996 pertaining to the Bank's aggregate lending relationship with the Bennett Funding Group, a lease finance company that filed for Chapter 11 bankruptcy protection on March 29, 1996. See "Asset Quality" herein.


Noninterest income
------------------

     Total noninterest income increased by $651,000 to $1.3 million for the nine-months ended September 30, 1997, compared to 1996, primarily due to an increase in net gains on sales of securities AFS by $594,000 to $505,000 compared to a net loss of $89,000 in the 1996 period. Also contributing to the improvement in total noninterest income were increases in service charges on deposit accounts, mainly NSF fees, and other noninterest income by $31,000 and $26,000, respectively. The increase in other noninterest income resulted primarily from the partial recovery of $25,000 against the prior charge-off of a capital debenture issued by Nationar and to an increase by $9,000 in commissions on sales of annuities and mutual funds through the Company's subsidiary, ASB Insurance Agency, Inc.

Noninterest expense
-------------------

     Total noninterest expense increased by $553,000 to $9.2 million for the nine-months ended September 30, 1997, compared to the similar period in 1996. The increase resulted primarily from an increase in salaries, wages and benefits by $794,000, $332,000 of which resulted from increased accruals for the Company's ESOP and other stock based compensation. Also contributing to the total increase in salaries, wages and benefits were additions to staff, mainly to support the opening of three new branch offices in the second quarter of 1997, an increase in medical insurance premiums by $28,000 and normal cost-of-living and merit increases. The salaries and wages related to the new branches totaled approximately $235,000 for the nine months ended September 30, 1997.

Income taxes
------------

     The Company recorded an expense of $1.2 million on pretax income of $3.2 million for the nine months ended September 30, 1997, compared to pretax income of $1.2 million in the 1996 period.

                               FINANCIAL CONDITION
                               -------------------

     The Company's total assets at September 30, 1997, were $529.3 million, an increase of $56.9 million, or 12.0%, compared to total assets of $472.4 million at December 31, 1996. The growth in total assets was primarily attributable to an increase in loans receivable, net of unamortized fees, of $29.0 million and to an increase in securities available for sale by $10.0 million, partially offset by a decline of $4.5 million in federal funds sold. The growth in total assets was primarily funded by an increase in total deposits of $32.6 million, or 10.9%, to $330.7 million, partially offset by a decrease in advances from the FHLB and other borrowed funds of $4.8 million. Due from brokers and due to brokers, accounts that recognize securities transactions that have not been settled as of the financial statement date, increased by $19.4 million and $31.1 million, respectively. .

     Total shareholders' equity decreased by $1.3 million from December 31, 1996, to $60.2 million at September 30,1997, due primarily to repurchases of the Company's common stock shares aggregating $3.5 million, $2.1 million for RRP shares and $1.4 million in treasury shares, which more than offset a $1.7 million increase, net of the Company's first regular cash dividend totaling $216,000 that was paid during the third quarter, in retained earnings. Also contributing to the decline in total equity was an increase by $121,000 in tax-effected unrealized losses on securities available for sale.

     At September 30, 1997, the book value per share on 4,306,418 common shares outstanding was $13.98 compared to $14.01 at December 31, 1996, on 4,392,023 shares outstanding. Common shares outstanding include unallocated ESOP shares and unearned RRP shares. Excluding the tax-effected unrealized losses on securities AFS, the book value per share at September 30, 1997 was $14.03 compared to $14.02 at December 31, 1996.

Liquidity and Funding
---------------------

     The Company's primary sources of funds for operations are deposits from its market area, principal and interest payments on loans, mortgage-backed securities and investment securities, proceeds from the sale and maturity of securities, advances from the FHLB of New York and other borrowed funds, primarily securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments, primarily mortgage prepayments, are greatly influenced by general interest rates, economic conditions, and competition.

     The primary investing activities of the Company are the origination of loans and the purchase of securities. During the nine months ended September 30, 1997, the Company's loan originations totaled $73.3 million. The Company purchased securities AFS during the same period of $179.1 million.

     The primary financing activity of the Company is the attraction of deposits. During the nine months ended September 30, 1997, total deposits increased by $32.6 million of which $6.6 million was attributable to the three branch offices opened in May 1997. Management believes that the increase in deposits primarily resulted from the relatively more attractive rates offered on certificates of deposit by the Company in its local market area compared to other interest-earning investment alternatives available to depositors during the nine months ended September 30, 1997.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 5% and the short-term liquidity ratio is 1%. The Bank's average daily liquidity ratio for the month of September 1997 was 8.4%, and its short-term liquidity ratio for the same month was 3.4%.

     The Company's most liquid assets are cash and cash equivalents, which consist of federal funds sold and bank deposits. The level of these assets is dependent on the Bank's operation, financing, and investing activities during any given period. At September 30, 1997, cash and cash equivalents totaled $10.7 million, compared to $10.9 million at December 31, 1996.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 1997, the Bank had commitments to originate loans of $5.9 million as well as undrawn commitments of $6.5 million on home equity and other lines of credit. Certificates of deposit which are scheduled to mature in one year or less at September 30, 1997, totaled $126.4 million. Management believes that a significant portion of such deposits will remain with the Bank. However, if the Bank is not able to maintain its historical retention rate on maturing certificates of deposit, it would consider employing one or more of the following options: increase its borrowed funds position to compensate for the deposit outflows; increase the rates it offers on these deposits in order to increase the retention rate on maturing CDs and/or to attract new deposits; or, attempt to increase certificates of deposit through the use of deposit brokers. Depending on the level of market interest rates at the CD renewal dates, the implementation of one or more of these options could result in higher or lower levels of net interest income and net earnings.


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

     At September 30, 1997, the Bank had $48.6 million of tangible and core capital, respectively, or 9.3% of adjusted total assets, which was approximately $40.7 million and $32.9 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. On September 30, 1997, the Bank had risk-based capital of $51.6 million (including $48.6 million in core capital and $3.0 million in qualifying supplementary capital) or 21.9% of risk-weighted assets of $235.8 million. The Bank's risk-weighted capital was $32.7 million above the 8.0% requirement in effect on that date.


                                 ASSET QUALITY
                                 -------------
Non-performing assets
---------------------

     The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio at the dates indicated. A loan is placed on non-accrual status when the loan is more than 90 days delinquent (except for FHA insured and VA guaranteed loans) or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status, interest is recognized only when received. Accruing loans delinquent 90 days or more include FHA insured loans, VA guaranteed loans, and loans that are in the process of negotiating a restructuring with the Bank, excluding troubled debt restructurings (TDRs), or where the Bank has been notified by the borrower that the outstanding loan balance plus accrued interest and late fees will be paid-in-full within a relatively short period of time from the date of such notification. Foreclosed assets includes assets acquired in settlement of loans.


                                        September 30      December 31
                                            1997               1996
                                       -------------      ------------
                                               (In thousands)
Non-accruing loans:
   One-to- four-family ...................  $1,079            $  259
   Multi-family ..........................     ---               ---
   Commercial real estate ................     191               339
   Consumer ..............................     286               256
   Commercial Business ...................     564             2,269
                                            ------            ------
     Total ...............................   2,120             3,123
                                            ------            ------
Accruing loans delinquent more than 90 days:
   One-to-four family ....................     339               151
   Multi-family ..........................     ---               ---
   Commercial real estate ................      14               568
   Consumer ..............................      44                 6
   Commercial Business ...................     156                 -
                                            ------            ------
     Total ...............................     553               725
                                            ------            ------
Troubled debt restructured loans:
   One-to four-family ....................      86                88
   Multi-family ..........................      35                38
   Commercial real estate ................     763               781
   Consumer ..............................       -                56
   Commercial Business ...................      56                68
                                            ------            ------
     Total ...............................     940             1,031
                                            ------            ------
Total non-performing loans ...............   3,613             4,879
                                            ------            ------
Foreclosed assets:
   One-to four-family ....................     ---               194
   Multi-family ..........................     188               282
   Commercial real estate ................     ---               ---
   Consumer ..............................      39               239
   Commercial Business ...................       -                 -
                                            ------            ------
     Total ...............................     227               715
                                            ------            ------
Total non-performing assets ..............  $3,840
            $5,594
                                            ======            ======
Total as a percentage of total assets ....   0.73%             1.18%

     Since December 31, 1996, no material additions were made to non-performing assets and, as detailed in the above table, total non-performing assets have declined. As previously mentioned, the Company has a lending relationship with the Bennett Funding Group, Inc., a lease finance company that filed for Chapter 11 bankruptcy protection. At September 30, 1997, the aggregate balance outstanding on this relationship was approximately $337,000, a $3.3 million reduction from the original balance of $3.6 million as the result of a partial charge-off in the fourth quarter of 1996 of $1.7 million and the receipt of approximately $1.6 million during the nine months ended September 30, 1997 under the terms of a settlement agreement entered into with the bankruptcy trustee. On the basis of the terms specified in the settlement agreement, management believes that no significant additional provisions or charge-offs on this relationship will be necessary in the future.

     In addition, as of September 30, 1997, the Company had foreclosed multi-family assets of $188,000 consisting of one property: a three-story, 54-unit, student housing project located in Morrisville, New York. A purchase proposal on this property has been accepted contingent upon a closing within 60 days. On the basis of the most recent offer, less estimated selling costs, the asset has been written-down by $94,000 since December 31, 1996. The property encroachment dispute discussed in the March 31, 1997 Form 10-Q has been resolved.

Allowance for Loan Losses
-------------------------

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. Management believes the allowance for loan losses to be adequate.

The following table sets forth an analysis of the Company's allowance for loan losses.

                                                   For the nine months
                                                   ended September 30,
                                                    1997            1996
                                                  --------        --------
                                                     (In thousands)

Balance at beginning of period ..............     $3,438           $2,647

Charge-offs:
     One- to four-family ....................        (11)            (120)
     Multi Family ...........................        (12)               0
     Commercial Real Estate .................        (50)             (28)
     Consumer ...............................       (254)            (372)
     Commercial Business ....................       (260)             (69)
                                                  ------           ------
        Total Charge offs ...................       (587)            (589)

Recoveries:
     One- to four-family ....................          1                9
     Multi Family ...........................          0                0
     Commercial Real Estate .................          4                0
     Consumer ...............................         46               39
     Commercial Business ....................        382                0
                                                  ------           ------
        Total Recoveries ....................        433               48

Net Charge-offs .............................       (154)            (541)
Provisions charged to operations ............        863            2,610
                                                  ------           ------
Balance at end of period ....................      4,147            4,716
                                                  ======           ======

Ratio of net charge-offs during
the period to average loans
outstanding during period ...................      0.06%            0.20%

Ratio of net charge-offs during
the period to average
non-performing assets .......................      3.89%            3.34%

Part II - Other Information
---------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

         (a)      Exhibits as required by Item 601 of Regulation S-K.

                  Exhibit number 27, Financial Data Schedule

         (b)      Reports on Form 8-K

                  Current report on Form 8-K was filed on November 10, 1997 for October 24, 1997 press release regarding Ambanc Holding Co., Inc.'s earnings for the three and nine months ended September 30, 1997.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.




/s/ Robert J. Brittain
----------------------

Robert J. Brittain
President and Chief Executive Officer
(Principal Executive Officer)
Date:  November 14, 1997




/s/ Harold A. Baylor, Jr.
-------------------------

Harold A. Baylor, Jr.
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)
Date:  November 14, 1997

                                  EXHIBIT INDEX


Exhibit 27  Financial Data Schedule
-----------------------------------