Form 10-K
period 1997-12-31
AMBANC HOLDING CO INC
filed 1998-03-30
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
            For the fiscal year ended December 31, 1997
                                       OR
[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from_______ to __________. Commission file number: 0-27036

                            AMBANC HOLDING CO., INC.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                  14-1783770
-------------------------------------     -------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

11 Division Street, Amsterdam, New York                          12010-4303
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:       (518)842-7200
                                                    ---------------------------
         Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
         -----------------------------------------------------------
         Securities Registered Pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
         -----------------------------------------------------------
                                (Title of class)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES [X]. NO [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing bid and asked prices of such stock on the Nasdaq National Market as of March 27, 1998, was $78,061,715. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 27, 1998, there were issued and outstanding 4,258,418 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Parts II and IV of Form 10-K - Portions of the Annual Report to Shareholders for the year ended December 31, 1997.


     Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 1997.


                                     PART I


Item 1.  Description of Business


General


     Ambanc Holding Co., Inc. (the "Company") was formed as a Delaware corporation in June 1995 to act as the holding company for Amsterdam Savings Bank, FSB (the "Bank") upon the completion of the Bank's conversion from mutual to stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on December 26, 1995. The Company's Common Stock trades on The Nasdaq National Market under the symbol "AHCI". All references to the Company, unless otherwise indicated, at or before December 26, 1995 refer to the Bank.

     At December 31, 1997, the Company had $510.4 million of assets and shareholders' equity of $61.2 million or 12% of total assets.

     The Bank, organized in 1886, is a federally chartered savings bank headquartered in Amsterdam, New York. The principal business of the Bank consists of attracting retail deposits from the general public and using those funds, together with borrowings and other funds, to originate primarily one- to four-family residential mortgage loans, home equity loans and consumer loans, and to a lesser extent, commercial and multi-family real estate, and commercial business loans in the Bank's primary market area. See "Market Area." The Bank also invests in mortgage-backed securities, U.S. Government and agency obligations and other permissible investments. Revenues are derived primarily from interest on loans, mortgage-backed and related securities and investments.

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


Market Area


     The Company's primary market area is comprised of Albany, Schenectady, Saratoga, Montgomery, and Fulton Counties in New York, which are serviced through the Bank's main office, eleven other banking offices and its operations center. The Bank also operates two offsite automated teller machines.

     The Company's primary market area consists principally of suburban and rural communities but also includes the capital of New York State, Albany. The economy of the Company's primary market area is highly dependent on manufacturing, state government services (including the State University of New York at Albany), and private higher education services. These three sectors provide the basis for the region's economy and the principal support for its remaining sectors, such as retail trade, finance, and medical services. Significant reductions in two of the region's main sectors, manufacturing and state government, from completed, announced, and anticipated layoffs and relocations will continue to have a negative effect on the economy in the Company's primary market area.

     Saratoga County, where the Bank operates two (2) traditional and two (2) supermarket branches, is the fastest growing county in the Company's market area. From 1980 to 1990 the population in Saratoga County grew by 27,517 or 17.9% to 181,276. For the same period, the number of households increased by 14,490, or 27.9% to 66,425.

     Montgomery County, where the main office of the Company is located, is the least populated county in the Company's primary market area with a 1990 population of approximately 51,981. Albany County, where the Bank operates one traditional branch (Guilderland) and one supermarket branch (Latham) is the most populated county in the Company's market area with a 1990 population of approximately 292,594.

     The Capital District Regional Planning Commission (CDRPC) in its most recent population and household projections (1997) has projected the population in the Capital District to increase by 97,331 persons or 12.5% between 1990 and 2030. Saratoga County is projected to experience the greatest amount and rate of growth rising from 181,276 persons in 1990 to 234,085 persons in 2030, a 29.1% increase.

     The most significant population growth is expected to occur in suburban and rural communities, while population in many of the cities and villages is projected to remain the same or slightly decline. The communities expected to experience the largest net increase in population between 1990 and 2030 include Clifton Park (Saratoga County), up 12,862 or 42.7%; Guilderland (Albany County), up 8,211 or 27.4%; Colonie (Albany County), up 6,805 or 24.7%; and Halfmoon (Saratoga County), up 6,618 or 47.7%.


Lending Activities


     General


     The Company primarily originates fixed- and adjustable rate, one- to four-family mortgage loans. The Company's general policy is to originate mortgages with terms between 15 and 30 years for retention in its portfolio. The Company also originates fixed and adjustable rate consumer loans. Adjustable rate mortgage ("ARM"), home equity and consumer loans are originated in order to maintain loans with more frequent terms to repricing or shorter maturities than fixed-rate, one- to four-family mortgage loans. See "- Loan Portfolio Composition" and "- One- to Four-Family Residential Real Estate Lending." In addition, the Company originates commercial and multi-family real estate, construction and commercial business loans in its primary market area; although, the originations of these types of loans has recently been de-emphasized. In 1997 the Company initiated an FHA loan program primarily directed at low-to-moderate income borrowers with terms up to 30 years. Loan originations are generated by the Company's marketing efforts, which include print and radio advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders. At December 31, 1997, the Company's net loan portfolio totaled $281.1 million.

     Loan applications are initially considered and approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Bank employees with lending authority are designated, and their lending limit authority defined, by the Board of Directors of the Bank. The approval of the Bank's Board of Directors is required for any commercial real estate or commercial business loan whose aggregate borrowings are in excess of $250,000, and for all other loans in excess of $500,000. The Bank also has an Officer/Director Loan Committee which has authority to approve loans between $250,000 and $2,000,000 and meets as needed to approve loans between Board meetings.

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1997, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $7.4 million. At such date, the Bank did not have any loans or series of loans to related borrowers with an outstanding balance in excess of this amount.

     At December 31, 1997, the Company's largest lending relationship consisted of a $1.4 million loan secured by a strip shopping center. The next three largest lending relationships at December 31, 1997 consisted of a $1.2 million loan secured by a motel, a $1.1 million loan secured by a day treatment center for the mentally retarded and developmentally disabled individuals, and a $1.0 million lending relationship consisting of 20 loans secured by 20 one-to four-family properties. At December 31, 1997, there were no other loans or lending relationships equal to or in excess of $1.0 million. All of the foregoing loans were current at December 31, 1997.


     Loan Portfolio Composition.


     The following table presents information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deferred costs net of deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                                December 31,
                                       --------------------------------------------------------------------------------------------
                                             1997               1996               1995               1994               1993
                                        Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
                                                                          (Dollars in Thousands)
Real Estate Loans:
     One- to four-family               $189,666   66.88%   158,182   63.15%  $133,468   53.20% $140,418    53.63% $116,441    52.18%
     Home Equity                         30,246   10.67     22,817    9.11     17,519    6.98    16,715     6.39    16,135     7.23
     Multi-family                         4,152    1.46      4,724    1.88      8,176    3.26     8,718     3.33    10,978     4.92
     Commercial                          26,585    9.38     29,947   11.96     41,929   16.71    46,736    17.85    51,528    23.09
     Construction                         2,081    0.73      2,234    0.89      1,073    0.43     4,809     1.84       812     0.36
                                       --------  ------   --------  ------   --------  ------  --------  -------   -------   ------
        Total Real Estate               252,730   89.12    217,904   86.99    202,165   80.58   217,396    83.04   195,894    87.78
                                       --------  ------   --------  ------   --------  ------  --------  -------   -------   ------
Other Loans:
 Consumer Loans
     Auto Loans                          16,237    5.73     12,417    4.96      9,337    3.72     4,765     1.82     1,147     0.52
     Recreational Vehicles                6,775    2.39      9,416    3.76     12,881    5.13    12,352     4.72     7,908     3.54
     Manufactured Homes                     494    0.17        620    0.25     13,484    5.37    15,161     5.79     5,751     2.58
     Other Secured                        1,781    0.63      1,866    0.74      2,020    0.81     2,065     0.79     3,867     1.73
     Unsecured                            1,847    0.65      1,445    0.58      1,299    0.52     1,398     0.53     1,499     0.67
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
        Total Consumer Loans             27,134    9.57     25,764   10.29     39,021   15.55    35,741    13.65    20,172     9.04
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
Commercial Business Loans:
     Secured                              3,233    1.14      6,199    2.47      9,346    3.73     8,332     3.18     6,810     3.05
     Unsecured                              471    0.17        620    0.25        350    0.14       339     0.13       279     0.13
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
        Total Commercial
        Business Loans                    3,704    1.31      6,819    2.72      9,696    3.87     8,671     3.31     7,089     3.18
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
Total Loan Portfolio, Gross             283,568  100.00%   250,487  100.00%   250,882  100.00%  261,808   100.00%  223,155   100.00%
                                                 ======             ======             ======             ======             ======
 Deferred costs, net of deferred
     fees and discounts                   1,362              1,045              1,756             2,008                741
 Allowance for Loan Losses               (3,807)            (3,438)            (2,647)           (2,235)            (3,249)
                                       --------           --------           --------          --------           --------
Total Loans Receivable, Net            $281,123           $248,094           $249,991          $261,581           $220,647
                                       ========           ========           ========          ========           ========

     The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                              December 31,
                                   ------------------------------------------------------------------------------------------------
                                          1997                1996                1995                1994                1993
                                   -------------------------------------------------------------------------------------------------
                                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
                                                                         (Dollars in thousands)
Fixed Rate Loans:
Real Estate:
     One- to four-family           $124,457   43.89%   $111,841   44.65%   $ 91,528   36.48%   $ 91,299   34.87%   $ 68,377   30.64%
     Home Equity                     23,099    8.14%     15,234    6.08%      8,405    3.35%      6,689    2.56%      5,586    2.50%
     Commercial and Multi-family      2,723    0.96%      2,590    1.03%      2,633    1.05%     13,144    5.02%     17,918    8.03%
     Construction                     2,081    0.73%      1,840    0.73%        633    0.25%      4,809    1.84%        812    0.36%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total Real Estate                   152,360   53.72%    131,505   52.49%    103,199   41.13%    115,941   44.29%     92,693   41.53%
Consumer                             26,260    9.26%     25,110   10.03%     33,343   13.29%     28,027   10.70%     15,644    7.01%
Commercial Business                   1,415    0.50%      3,124    1.24%      4,476    1.79%      3,480    1.33%      2,387    1.07%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total fixed-rate loans              180,035   63.48%    159,739   63.76%    141,018   56.21%    147,448   56.32%    110,724   49.61%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------

Adjustable Rate Loans:
Real Estate:
     One- to four-family             65,209   23.00%     46,341   18.50%     41,940   16.72%     49,119   18.76%     48,064  21.54%
     Home Equity                      7,147    2.52%      7,583    3.03%      9,114    3.63%     10,026    3.83%     10,549   4.73%
     Commercial and Multi-family     28,014    9.88%     32,081   12.81%     47,472   18.92%     42,310   16.16%     44,588  19.98%
     Construction                       ---    ----%        394    0.16%        440    0.18%        ---    ----%       ---    ----%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total Real Estate                   100,370   35.40%     86,399   34.50%     98,966   39.45%    101,455   38.75%    103,201  46.25%
Consumer                                874    0.31%        654    0.26%      5,678    2.26%      7,714    2.95%      4,528   2.03%
Commercial Business                   2,289    0.81%      3,695    1.48%      5,220    2.08%      5,191    1.98%      4,702   2.11%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total adjustable-rate loans         103,533   36.52%     90,748   36.24%    109,864   43.79%    114,360   43.68%    112,431  50.39%
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
Total Loan Portfolio, Gross         283,568  100.00%    250,487  100.00%    250,882  100.00%    261,808  100.00%    223,155 100.00%
                                             ======              ======              ======              ======             ======
Deferred costs, net of deferred
     fees and discounts               1,362               1,045               1,756               2,008                 741
Allowance for Loan Losses            (3,807)             (3,438)             (2,647)             (2,235)             (3,249)
                                   --------            --------            --------            --------            --------
Total Loans Receivable, Net        $281,123            $248,094            $249,991            $261,581            $220,647
                                   ========            ========            ========            ========            ========

     The following table illustrates the contractual maturity of the Company's loan portfolio at December 31, 1997. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                       Real Estate
                    --------------------------------------------------
                      One- to            Multi-
                     Four-Family        Family and                                            Commercial
                    and Home Equity     Commercial       Construction(2)     Consumer          Business           Total
                    --------------    --------------    --------------    --------------    --------------    --------------
                          Weighted          Weighted          Weighted          Weighted          Weighted          Weighted
                           Average           Average           Average           Average           Average           Average
                    Amount  Rate      Amount  Rate      Amount  Rate      Amount  Rate      Amount  Rate      Amount  Rate
Due During          ------  ----      ------  ----      ------  ----      ------  ----      ------  ----      ------  ----
Periods Ending
December 31,
1998 (1)            $  985   8.92%    $2,149   8.76%    $-----   -----%    $1,637  10.06%    $2,018   9.13%    $6,789   8.49%
1999 to 2002        11,345   8.44     14,840   9.33      -----   -----     19,026   8.14      1,382   7.16     46,593   8.56
2003 and beyond    207,582   7.66     13,748   9.03      2,081    7.04      6,471  10.84        304  10.71    230,186   7.77

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

     As of December 31, 1997, the total amount of loans due after December 31, 1998 which have fixed interest rates was $179.1 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $97.7 million.

One- to Four-Family Residential Real Estate Lending


     The Company's residential first mortgage loans consist primarily of one- to four-family, owner-occupied mortgage loans. At December 31, 1997, $189.7 million, or 66.9%,of the Company's gross loans consisted of one- to four-family residential first mortgage loans. Approximately 65.6% of the Company's one- to four-family residential first mortgage loans provide for fixed rates of interest and for repayment of principal over a fixed period not to exceed 30 years. The Company's fixed-rate one- to four-family residential mortgage loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

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

     At December 31, 1997, the largest one- to four-family aggregate lending relationship consisted of 20 loans totaling $1.0 million secured by 20 townhouses located in Webster, New York. All of these loans were current as of December 31, 1997.

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

     At December 31, 1997, the Company's construction loan portfolio totaled $2.1 million, or 0.7% of its gross loan portfolio. Substantially all of these construction loans were to individuals intending to occupy such residences and were secured by property located within the Company's primary market area. Although no construction loans were classified as non-performing as of December 31, 1997, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if a project is not completed and the borrower defaults, the Company may have to hire another contractor to complete the project at a higher cost.


Home Equity Lending


     The Company's home equity loans and lines of credit are secured by a lien on the borrower's residence and generally do not exceed $300,000. The Company uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 90% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit adjust at a stated margin over the prime rate or, in the case of loans (but not lines of credit), have fixed interest rates. Home equity lines of credit generally require interest only payments on the outstanding balance for the first five years of the loan, after which the outstanding balance is converted into a fully amortizing, adjustable-rate loan with a term not in excess of 15 years. As of December 31, 1997, the Company had $30.2 million in home equity loans and lines of credit outstanding, with an additional $4.3 million of unused home equity lines of credit.


Commercial and Multi-Family Real Estate Lending


     The Company has engaged in commercial and multi-family real estate lending secured primarily by apartment buildings, small office buildings, motels, warehouses, nursing homes, strip shopping centers and churches located in the Company's primary market area, although the origination of these types of loans has recently been de-emphasized by the Bank. At December 31, 1997, the Company had $26.6 million and $4.2 million of commercial real estate and multi-family real estate loans, respectively, which represented 9.4% and 1.5%, respectively, of the Company's gross loan portfolio at that date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management Strategy - Asset Quality" and "Provision for Loan Losses" in the Annual Report for a discussion of the Bank's 1996 bulk sale of certain multi-family and commercial real estate loans.

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

     At December 31, 1997, the Company's largest multi-family or commercial real estate lending relationship consisted of a $1.4 million loan secured by a strip shopping center. The next largest multi-family or commercial lending relationships at December 31, 1997 were a $1.2 million loan secured by a motel, and a $1.1 million loan secured by a day treatment center for the mentally retarded and developmentally disabled individuals, all of which were current as of December 31, 1997. At December 31, 1997, $1.1 million , or 3.4% of the Company's multi-family and commercial real estate loan portfolio was non-performing. See "Asset Quality - Non-Performing Assets".

     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired and the value of the property may be reduced. The balances of these types of loans have declined over the past five years with a significant decrease from $50.1 million at December 31, 1995 to $30.7 million at December 31, 1997, due primarily to the bulk sale of certain performing and non-performing loans in 1996. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Management Strategy -- Asset Quality" in the Annual Report. The Company currently plans to continue to de-emphasize the origination of commercial and multi-family real estate loans, thereby reducing its credit risk exposure associated with these types of loans.

Consumer Lending


     The Company offers a variety of secured consumer loans, including loans secured by automobiles and recreational vehicles ("RV's"). In addition, the Company offers other secured and unsecured consumer loans. The Company no longer originates manufactured home loans. The Company currently originates substantially all of its consumer loans in its primary market area. The Company originates consumer loans on a direct basis only, where the Company extends credit directly to the borrower. At December 31, 1997 the Company's consumer loan portfolio totaled $27.1 million, or 9.6% of the gross loan portfolio. At December 31, 1997, 96.8% of the Company's consumer loans were fixed-rate loans and 3.2% were adjustable-rate loans.

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

     At December 31, 1997, automobile loans and RV loans (such as motor homes, boats, motorcycles, snowmobiles and other types of recreational vehicles) totaled $16.2 million and $6.8 million or 59.8% and 25.0% of the Company's total consumer loan portfolio, and 5.7% and 2.4% of its gross loan portfolio, respectively.

     During 1997 and 1996, the Company placed more emphasis on originating automobile loans secured by both new and used automobiles, thereby experiencing approximately $3.8 million and $3.1 million in net growth in 1997 and 1996, respectively. In the past, originations were generated primarily through advertising and lobby displays. In 1996, the Company increased the number of relationships with local automobile dealerships in order to further enhance automobile originations through their referrals. The Company's maximum loan-to-value ratio on new automobiles is 100% of the borrower's cost including sales tax, and on used automobiles up to 5 years old, 100% of the vehicle average retail value, based on NADA (National Auto Dealers Association) valuation. Non-performing automobile loans as of December 31, 1997 totaled $36,000 or 0.1% of the Company's consumer loan portfolio.

     Of the RV loan balance, approximately $4.8 and $2.0 million were secured by new and used RVs, respectively. Approximately 75% of the RV portfolio consists of loans that were originated through the Company's relationship with Alpin Haus, Inc., a retail RV dealer formerly owned by one of the Company's directors. The Company's maximum loan-to-value ratio on new and used RV loans is the lesser of (i) 85% of the borrower's cost, which includes such items as sales tax and dealer options or (ii) 115% of either the factory invoice for a new RV or the wholesale value, plus sales tax, for a used RV. In the case of used RV's, the wholesale value is determined using published guide books. At December 31, 1997, RV loans totaling $195,000 or 2.9% of the total RV portfolio were non-performing.

     Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, e.g. RVs and automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of high initial loan-to-value ratios, repossession, rehabilitation and carrying costs, and the greater likelihood of damage, loss or depreciation of the underlying collateral. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. In the case of RV loans, which tend to have loan balances in excess of the resale value of the collateral, borrowers may abandon the collateral property making repossession by the Company and subsequent losses more likely.

     During 1996, the Company sold certain performing and non-performing loans as part of a bulk sale, including a majority of its manufactured home loan portfolio, as well as certain RV loans, thereby significantly reducing its credit risk exposure on these types of loans (see "Loan Originations and Sales"). However, management expects that delinquencies in its consumer loan portfolio may increase as RV loans continue to season. At December 31, 1997, $295,000, or 1.1%, of the Company's consumer loan portfolio was non-performing. There can be no assurances that additional delinquencies will not occur in the future.


Commercial Business Lending


     The Company also originates commercial business loans, although the origination of these types of loans has recently been de-emphasized by the Bank. At December 31, 1997, commercial business loans comprised $3.7 million, or 1.3% of the Company's gross loan portfolio. Most of the Company's commercial business loans have been extended to finance local businesses and include primarily short term loans to finance machinery and equipment purchases and, to a lesser extent, inventory and accounts receivable. Loans made to finance inventory and accounts receivable will only be made if the borrower secures such loans with the inventory and/or receivables plus additional collateral acceptable to the Company, generally real estate. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.

     The terms of loans extended on machinery and equipment are based on the projected useful life of such machinery and equipment, generally not to exceed seven years. Secured, non-mortgage lines of credit are available to borrowers provided that the outstanding balance is paid in full (i.e., the credit line has a zero balance) for at least 30 consecutive days every year. In the event the borrower does not meet this 30 day requirement, the line of credit is generally terminated and the outstanding balance is converted into an amortizing loan.

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

     The balances of these types of loans have declined from $9.7 million in 1995 to $3.7 million in 1997, due primarily to the bulk sale of certain performing and non-performing loans, and the partial charge-off of the Bennett Funding Group loan relationship in 1996, as well as the general de-emphasis of this loan type in 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Management Strategy - Asset Quality" in the Annual Report. The Company plans to continue to de-emphasize the origination of commercial business loans, thereby reducing its credit risk exposure associated with this type of lending.


Loan Originations and Sales


     Loan originations are developed from continuing business with depositors and borrowers, soliciting realtors, dealerships and mortgage brokers, as well as walk-in customers. Loans are originated by the Company's staff of salaried loan officers.

     While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon demand for loans in its market. Demand is affected by the local economy and interest rate environment. The Company currently retains fixed-rate and adjustable-rate real estate loans it originates in its portfolio. As a regular part of its business, the Company does not sell loans and has not purchased a significant amount of loans since 1989. During 1996, the Company completed the bulk sale of certain performing and nonperforming loans in order to improve the credit quality of its loan portfolio. See "Management Discussion and Analysis of Financial Condition and Results of Operations" contained in the Company's Annual Report.

     For the year ended December 31, 1997, the Company originated $91.5 million of loans compared to $81.4 million and $50.2 million in 1996 and 1995, respectively. During 1997 and 1996, the Company increased its originations of one- to four-family mortgages through the referrals of several local brokers. Of the one- to four-family and home equity originations, approximately $22.6 million were adjustable rate, and $44.9 million were fixed rate loans.

     In periods of economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans with acceptable underwriting characteristics may be substantially reduced or restricted with a resultant decrease in operating earnings.

     The following table shows the loan origination, loan sale and repayment activities of the Company for the periods indicated.

                                              Years Ended December 31,
                                             --------------------------
                                               1997      1996      1995
                                             --------------------------
Origination by Type:                                (In Thousands)

Real estate-one- to four-family (1)          $67,503   $61,982   $16,190
           -multi-family                       1,490       190       134
           -non-residential                    3,000     2,838     2,014
Non-real estate-consumer                      14,694     7,735    18,359
           -commercial business                4,781     8,681    13,472
                                              ------    ------    ------
Total loans originated                       $91,468   $81,426   $50,169

Repayments:
Principal repayments                          57,084    52,741    58,374
Proceeds from sale of loans                      ---    18,929       ---
Net decrease in other items (2)                1,355    11,653     3,385
                                              ------    ------    ------
Net increase (decrease)                     $ 33,029   ($1,897) ($11,590)
                                            ========   =======    ======
-----------------------------------
(1) Includes home equity loans.
(2) Includes net charge-offs, transfers to real estate owned, and additions to loan loss allowances.


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

      The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at December 31, 1997.

                           ---------------------------------------------------------------          Total Loans Delinquent
                                      60-89 Days                     90 Days and Over                  60  Days or More
                           ------------------------------   ------------------------------   ------------------------------
                                                % of Loan                       % of Loan                        % of Loan
                            Number     Amount    Category    Number     Amount   Category    Number     Amount    Category
                           --------   -------   ---------   --------   -------   --------   --------   --------   ---------
                                                          (Dollars in Thousands)
Real Estate:
  One-to four-family           37     $1,629       0.85%       22     $1,069       0.56%       59       $2,698       1.42%
  Home Equity                   2         86       0.28%        2         54       0.18%        4          140       0.46%
  Multi-family                  -          -          -         1         28       0.67%        1           28       0.67%
  Commercial                    1         23       0.09%        4        278       1.05%        5          301       1.13%
Consumer                       28        251       0.93%       37        295       1.09%       65          546       2.01%
Commercial Business             3         60       1.62%        6        603      16.25%        9          663      17.90%
                           --------   -------               --------  -------              --------   --------
     Total                     71     $2,049       0.72%       72     $2,327       0.82%      143       $4,376       1.54%
                           ========   =======      =====    ========  =======     ======   ========   ========      ======

Non-Performing  Assets


     The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Loans are generally placed on non-accrual status when the loan is more than 90 days delinquent (except for FHA insured and VA guaranteed loans) or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status interest is recognized using the cash basis method of income recogntion. Accruing loans delinquent 90 days or more include FHA insured loans, VA guaranteed loans, and loans that are in the process of negotiating a restructuring with the Bank, excluding troubled debt restructurings (TDRs), or where the Bank has been notified by the borrower that the outstanding loan balance plus accrued interest and late fees will be paid-in-full within a relatively short period of time from the date of such notification. Foreclosed assets includes assets acquired in settlement of loans. For further discussion of non-performing assets, and the 1996 bulk sale of certain non-performing assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset Quality" contained in the Annual Report.

                                                              December 31,
                                       -------------------------------------------------------
                                         1997        1996        1995        1994        1993
                                       -------     -------     -------     -------     -------
                                                             (In thousands)
Non-accruing loans:
   One- to four-family (1)                $843      $  259      $1,525      $1,130      $1,705
   Multi-family                             28         ---          77         563       1,354
   Commercial real estate                  265         339       1,549       4,096       2,937
   Consumer                                293         256         605         111         286
   Commercial Business                     447       2,269         743         404         684
                                       -------     -------     -------     -------     -------
     Total                               1,876       3,123       4,499       6,304       6,966
                                       -------     -------     -------     -------     -------
Accruing loans delinquent
 more than 90 days:
   One- to four-family (1)                 280         151         261         480         396
   Multi-family                            ---         ---         ---         ---          54
   Commercial real estate                   13         568         ---         ---          67
   Consumer                                  2           6         ---         ---         ---
   Commercial Business                     156         ---         ---         ---         ---
                                       -------     -------     -------     -------     -------
     Total                                 451         725         261         480         517
                                       -------     -------     -------     -------     -------
Troubled debt restructured loans:
   One- to four-family (1)                  86          88          89          90          91
   Multi-family                             34          38       1,626       1,645       1,709
   Commercial real estate                  761         781       2,185       1,758       1,547
   Consumer                                 --          56          84          62           3
   Commercial Business                      50          68          51          95         527
                                       -------     -------     -------     -------     -------
     Total                                 931       1,031       4,035       3,650       3,877
                                       -------     -------     -------     -------     -------
Total non-performing loans:              3,258       4,879       8,795      10,434      11,360
                                       -------     -------     -------     -------     -------
Foreclosed assets:
   One- to four-family (1)                  69         194         459         102         346
   Multi-family                            ---         282         926       1,792       2,405
   Commercial real estate                  ---         ---       1,503       1,799       2,707
   Consumer                                 74         239         281         111          42
   Commercial Business                     ---         ---         ---         ---         ---
                                       -------     -------     -------     -------     -------
     Total                                 143         715       3,169       3,804       5,500
                                       -------     -------     -------     -------     -------
Total non-performing assets             $3,401      $5,594     $11,964     $14,238     $16,860
                                       =======     =======     =======     =======     =======
Total as a percentage of total assets     0.67%       1.18%       2.72%       4.15%       5.06%

--------------------------------------
(1)  Includes home equity loans

     For the year ended December 31, 1997, gross interest income which would have been recorded had the year end non-accruing loans been current in accordance with their original terms amounted to $357,000. The amount that was included in interest income on such loans was $127,000, which represented actual receipts.

     Similarly, for the year ended December 31, 1997, gross interest income which would have been recorded had the year end restructured loans paid in accordance with their original terms amounted to $112,000. The amount that was included in interest income for the year ended December 31, 1997 was $65,000.


Non-Accruing Loans


     At December 31, 1997, the Company had $1.9 million in non-accruing loans, which constituted 0.7% of the Company's gross loan portfolio. There were no non-accruing loans or aggregate non-accruing loans-to-one-borrower in excess of $500,000.


Accruing Loans Delinquent More than 90 Days


     As of December 31, 1997, the Company had $445,000 of accruing loans delinquent more than 90 days. Of these loans, $259,000 were FHA insured or VA guaranteed one-to-four family residential loans. The remaining $186,000 represented one (1) one-to-four-family real estate loan, one (1) commercial real estate loan, and two (2) commercial loans for which management believes that all contractual payments are collectible. These loans are pending restructuring with the Bank.


Restructured Loans


     As of December 31, 1997, the Company had restructured loans of $931,000 with one loan or aggregate lending relationship over $500,000 as discussed below. The balance of the Company's restructured loans at that date consisted of one (1) one- to four-family residential mortgage loan, one (1) multi-family real estate loan, three (3) commercial real estate loans, and three (3) commercial business loans.


     The Company's largest restructured loan or lending relationship at December 31, 1997, was a 58% loan participation interest, secured by a mixed use office/apartment complex located in Syracuse, New York, on which the Company is the lead lender. The loan participation was originated for $1.1 million in February 1986 with a loan to value ratio of 67.0%. The loan had been experiencing delinquencies since June 1993 due to cash flow problems caused by high vacancy rates. In December 1993, the Company, based on an October 1993 appraisal, wrote-down the loan balance to $609,000 and in July 1994 restructured the loan to reduce the principal balance outstanding and interest rate charged. At December 31, 1997, the outstanding balance on the Company's participation interest was $583,000. This loan has continued to perform according to the terms of the restructure; however, tenancy remains a problem and the property is in need of a significant upgrade that will require a new infusion of capital. The Company has reached a tentative agreement to sell, at a discount, its share of the participation loan and transfer its lead lender status to a group of investors who will bring the needed capital to this project. Current reserves on the loan are adequate to accommodate the discounted sale and no additional write-down is anticipated.

Foreclosed  Assets


     As of December 31, 1997, the Company had $143,000 in carrying value of foreclosed assets. One-to-four family real estate represents 48.3% of the company's foreclosed property, consisting of two properties. Repossessed consumer assets represented 51.7% of the Company's foreclosed properties, consisting of 12 recreational vehicles.


Other Loans of Concern


     As of December 31, 1997, there were $5.8 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. Set forth below is a description of the largest other loans of concern.

     The largest other loan of concern at December 31, 1997 consisted of a commercial real estate loan secured by a one-story educational facility located in Amsterdam, New York. This loan was originated in December 1995 as a $1,000,000 line of credit with a loan-to-value ratio of 25%. The loan is due to mature on December 31, 1998. Discussions with the borrower indicate that this loan will not be fully repaid by the maturity date, and negotiations have commenced to rewrite this loan. At December 31, 1997, the balance was $892,000.

     The second largest other loan of concern at December 31, 1997 consisted of a commercial real estate loan secured by a one-story light industrial facility in Gates, New York. This loan was originated in May 1988 for $930,000 with a loan-to-value ratio of 74.4%. The property has experienced tenant vacancies in the past and based on financial information submitted by the borrower, the cash flow generated by this property had deteriorated. However, the borrower has been able to keep the loan current by utilizing other sources of funds. As a result, the Bank has requested additional financial information from the guarantors on this loan, to assess their financial position, as the secondary source of repayment on this lending relationship. The most recent information provided by the customer indicates that, as of November 1997, this property has been fully leased. At December 31, 1997, the principal balance of this loan was $876,000.

     The third largest other loan of concern at December 31, 1997 consisted of a multi-family real estate loan secured by a 32-unit apartment building located in LeRoy, New York. This loan was originated in December 1989 with a loan-to-value ratio of 72.2%. Although the property was 97% occupied based on a 1996 rent roll, the cash flow generated was not sufficient to keep the loan current but the borrower has been able to keep the loan current by utilizing other sources of funds. Recent financial information obtained from the guarantors for this loan confirms the resources used to keep this loan current. At December 31, 1997, the principal balance on this loan was $636,000.

     As of December 31, 1997, all of the above loans were current.

     There were no other loans with a balance in excess of $500,000 being specially monitored by the Company as of December 31, 1997. The balance of other loans of concern at that date consisted of 21 commercial and multi-family real estate loans totaling $2.6 million, 12 commercial business loans totaling $683,000 and one (1) one-to four-family mortgage loan totaling $72,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.

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

     In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Company regularly reviews the problem assets in its portfolio to determine whether any assets require classification in accordance with applicable regulations. On the basis of management's review of its assets at December 31, 1997, the Company had classified $8.1 million as substandard, $326,000 as doubtful, and none as loss.


 Allowance for Loan Losses


     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value, less estimated disposal costs, of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Real estate properties acquired through foreclosure are recorded at fair value, less estimated disposal costs. If fair value at the date of foreclosure is lower than the book balance of the related loan, the difference will be charged to the allowance for loan losses at the time of transfer. Valuations of the property are periodically updated by management and if the value declines, a specific provision for losses on such property is recorded by a charge to operations and the asset's recorded value is written down accordingly.

     Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 1997, the Company had a total allowance for loan losses of $3.8 million, representing 117.1% of total non-performing loans. See Note 5 of the Notes to Consolidated Financial Statements.

     The following table sets forth an analysis of the Company's allowance for loan losses.

                                                          For the year
                                                        ended December 31,
                                      1997        1996        1995        1994        1993
                                   ----------- ----------- ----------- ----------- -----------
                                                        (In thousands)
Balance at beginning of period         $3,438     $2,647      $2,235      $3,248      $3,089

Charge-offs:
     One- to four-family (1)              (15)      (530)        (31)        (28)        (24)
     Multi-family                         (51)    (1,174)       (171)       (668)       (257)
     Commercial real estate              (372)    (2,564)       (568)     (1,336)       (641)
     Consumer                            (316)    (1,834)       (400)       (196)       (409)
     Commercial business                 (460)    (2,616)        (46)       (232)       (399)
                                   ----------- ----------- ----------- ----------- -----------
        Total Charge offs              (1,214)    (8,718)     (1,216)     (2,460)     (1,730)
                                   -----------------------------------------------------------

Recoveries:
     One- to four-family (1)                1         10         ---          27          13
     Multi-family                          --         --          64         ---           1
     Commercial real estate                26         --           1         193         ---
     Consumer                              76         49          41         110         128
     Commercial business                  392         --         ---          10          58
                                   ----------- ----------- ----------- ----------- -----------
        Total Recoveries                  495         59         106         340         200
                                   -----------------------------------------------------------

Net Charge-offs                          (719)    (8,659)     (1,110)     (2,120)     (1,530)
Provisions charged to operations        1,088      9,450       1,522       1,107       1,689
                                   ----------- ----------- ----------- ----------- -----------
Balance at end of period               $3,807     $3,438      $2,647      $2,235      $3,248
                                   =========== =========== =========== =========== ===========
Ratio of net charge-offs during
the period to average loans
outstanding during period                0.25%      3.30%       0.42%       0.88%       0.65%
                                        ======     ======      ======      ======      ======

-------------------------------------
(1)  Includes home equity loans.

     No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates. The following table summarizes the distribution of the Company's allowance for losses on loans at the dates indicated:

                                                                           December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   1997                  1996                 1995                 1994                 1993
                           ---------------------  -------------------- -------------------- -------------------- -------------------
                                        Percent               Percent              Percent              Percent             Percent
                              Amount    of loans    Amount    of loans   Amount    of loans   Amount    of loans   Amount   of loans
                                of      in each       of      in each      of      in each      of      in each      of     in each
                               Loan     category     Loan     category    Loan     category    Loan     category    Loan    category
                               Loss     to total     Loss     to total    Loss     to total    Loss     to total    Loss    to total
                            Allowance    loans    Allowance    loans   Allowance    loans   Allowance    loans   Allowance   loans
                            ---------   --------  ---------   -------- ---------   -------- ---------   -------- ---------  --------
One- to four-family (1)       $897       77.55%    $  157       72.26%     $268     60.18%     $207      60.02%     $175      59.41%
Multi-family and
Commercial real estate       1,818       10.84%     1,599       13.84%    1,097     19.97%    1,260      21.18%    2,607      28.01%
Construction and
   development                 ---        0.73%       ---        0.89%      ---      0.43%      ---       1.84%        -       0.36%
Consumer                       449        9.57%       355       10.29%      718     15.55%      454      13.65%      330       9.04%
Commercial Business            483        1.31%     1,327        2.72%      268      3.87%      114       3.31%      127       3.18%
Unallocated                    160        ----        ---        ----       296      ----       200       ----         9       ----%
                            ------      -------    ------      -------   ------    -------   ------      -------   -----     -------
          Total             $3,807      100.00%    $3,438      100.00%   $2,647    100.00%   $2,235     100.00%   $3,248     100.00%
                            ======      =======    ======      =======   ======    =======   ======     =======   ======     =======

-------------------------------
(1)  Includes home equity loans.

Investment Activities


     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 37.05%. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" contained in the Annual Report.

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

Substantially all of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency. At December 31, 1997, all of the Company's securities were classified as available for sale. The fair value (excluding FHLB stock) and amortized cost of the Company's securities at December 31, 1997 were $205.8 million and $206.3 million, respectively. For additional information on the Company's securities, see Note 4 of the Notes to Consolidated Financial Statements in the Annual Report.

     Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them. Such securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 1997, $111.2 million or 78.3% of the Company's mortgage-backed securities were pledged to secure various obligations of the Company.

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

     At December 31, 1997, the contractual maturity of 96.2% of all of the Company's mortgage-backed securities was in excess of ten years. The actual maturity of the mortgage-backed security is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security. In accordance with generally accepted accounting principles, premiums and discounts are amortized/accreted over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization/accretion period for premiums and discounts can significantly affect the yield of the mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The following table sets forth the composition of the Company's securities at the dates indicated.

                                                                            December 31,
                                       ---------------------------------------------------------------------------------
                                                1997                         1996                        1995
                                       ---------------------------------------------------------------------------------
                                        Carrying                    Carrying                    Carrying
                                        Value (1)    %of Total      Value (1)     %of Total     Value (1)     %of Total
                                       -----------    --------    ------------     --------    -----------     --------
                                                                     (Dollars in Thousands)
Securities:
 Federal Agency Obligations            $   63,145        30.19%       $43,773        21.65%      $  9,967        13.06%
 Municipal Bonds                              766         0.37%           505         0.25%           ---         ----%
 Other investment securities (2)              ---         ----            ---          ---%        11,422        14.97%
 Mortgage-backed securities               141,897        67.85%       156,261        77.10%        53,033        69.49%
                                       ----------      -------     ----------      -------      ---------       ------
 Total debt securities                    205,808        98.41%       200,539        99.00%        74,422        97.52%
FHLB stock                                  3,291         1.57%         2,029         1.00%         1,892         2.48%
Other equity securities (3)                    34          .02%           ---         ----%           ---         ----%
                                       ----------      -------     ----------      -------      ---------       ------
 Total securities and FHLB stock        $ 209,133       100.00%      $202,568       100.00%     $  76,314       100.00%
                                       ==========      =======     ==========      =======      =========       ======

 Other interest-earning assets:
   Interest-bearing deposits with banks $   4,598       100.00%     $   2,051        31.31%     $   5,259         6.39%
   Federal Funds Sold                         ---         ----          4,500        68.69%        77,100        93.61%
                                       ----------      -------     ----------      -------     ----------       ------
       Total                            $   4,598       100.00%     $   6,551       100.00%     $  82,359       100.00%
                                       ==========      =======     ==========      =======      =========       ======

     -------------------------------------

(1)At  December  31, 1997,  1996 and  1995, debt  securities  are  classified as
available  for  sale  and  are  carried  at  fair  value.   The  FHLB  stock  is
non-marketable and accordingly is carried at cost.

(2)Primarily comprised of debt securities of Fortune 500 companies initially rated A or better. These securities generally contain greater risk than U.S. Government securities and Federal agency obligations.

(3)Comprised of municipal bond mutual funds.

     The composition and contractual maturities of the securities portfolio (all of which are categorized as available for sale), excluding FHLB stock and other equity securities, are indicated in the following table. The Company's securities portfolio at December 31, 1997, contained no securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies. Securities are stated at their contractual maturity date (mortgage backed securities are included by final contractual maturity). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     December 31, 1997
                               ---------------------------------------------------------------------------------------
                                                Over One       Over Five
                                   One Year    Year through   Years through    Over
                                    or less    Five Years      Ten Years     10 Years          Total Securities
                               -------------- -------------- -------------- -------------- ---------------------------
                               Amortized Cost Amortized Cost Amortized Cost Amortized Cost Amortized Cost Fair Value
                               -------------- -------------- -------------- -------------- -------------- ------------
                                                                 (Dollars in Thousands)
Federal agency obligations       $  3,998       $ 13,000       $ 31,200       $ 15,000       $ 63,198       $ 63,145
Municipal Bonds                       ---            755            ---            ---            755            766
Mortgage-backed securities            ---            ---          5,433        136,879        142,312        141,897
                                  -------        -------        -------        -------        -------        -------
Total investment securities      $  3,998       $ 13,755       $ 36,633       $151,879       $206,265       $205,808
                                  =======        =======        =======        =======        =======        =======
Weighted average yield ....          5.74%          6.05%          7.06%          7.35%          7.18%          7.18%
                                  =======        =======        =======        =======        =======        =======

Sources of Funds


     General


     The Company's primary sources of funds are deposits, borrowings, amortization and prepayment of loan and mortgage-backed security principal, maturities of investment securities, short-term investments, and funds provided from operations.


     Deposits


     The Company offers a variety of deposit accounts having a range of interest rates and terms. The Company's deposits consist of savings accounts, money market accounts, transaction accounts, and certificate accounts currently ranging in terms from 91 days to 60 months. The Company primarily solicits deposits from its primary market area and at December 31, 1997, did not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. The Company has utilized premiums and promotional gifts for new accounts in connection with the opening of new branches or with club accounts. At times the Company also uses small advertising give-aways in the aisles of the supermarkets where it maintains branches. For information regarding average balances and rate information on deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and for information on the dollar amount of deposits in the various deposit types offered by the Company, see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Company believes that its savings accounts and transaction accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain money market accounts and certificates of deposit and the rates paid on these deposits have been and will continue to be significantly affected by market conditions.

     The following table sets forth the deposit flows at the Company during the periods indicated. The net increase in deposits for the year ended December 31, 1995, was primarily the result of the Company's having opened two new branches in 1995 and the Company's decision to raise the interest rates offered on six month certificates of deposit in order to replace borrowed funds. Management believes that the net decrease in deposits during 1996 was the result, in part, to some of the Bank's depositors deciding to pursue alternative opportunities, such as stock mutual funds, with a portion of their investable funds. The net increase in deposits during 1997 was attributable, in part, to the reverse of 1996 with depositors shifting investable funds into certificates of deposit to obtain the relatively higher interest rates paid by the Bank and its market area competitors. Also contributing to the increase were new account relationships that resulted from the opening of three new branch offices in May 1997.


                                Years Ended December 31,
                            --------------------------------
                                1997      1996       1995
                            ----------  ---------  ---------
                                  (Dollars in thousands)

Opening balance               $298,082   $311,238   $293,152
Deposits                       924,133    860,011    841,042
Withdrawals                    902,595    885,591    835,404
Interest credited               13,645     12,424     12,448
                            ==========  =========   ========
Ending balance                $333,265    298,082   $311,238
                            ==========  =========   ========

Net increase (decrease)        $35,183   ($13,156)  $ 18,086
                            ==========  =========   ========

Percent increase (decrease)      11.80%    (4.23)%      6.17%
                            ==========  =========   ========

     The following table shows rate and maturity information for the Company's certificates of deposit as of December 31, 1997.


Certificate Accounts          0.00-     4.01 -     6.01 -                Percent
Maturing in Quarter Ending:   4.00%     6.00%       8.00      Total     of Total
--------------------------- -------   --------   --------    --------   --------
                                           (Dollars in Thousands)
March 31, 1998             $    999   $ 43,640   $  1,189    $ 45,828     25.00%
June 30, 1998                    12     41,571      3,255      44,838     24.46%
September 30, 1998              ---     23,597        383      23,980     13.08%
December 31, 1998               ---     24,443         14      24,457     13.34%
March 31, 1999                  ---      8,389        996       9,385      5.12%
June 30, 1999                   ---      4,295        994       5,289      2.88%
September 30, 1999              ---      3,897        177       4,074      2.22%
December 31, 1999               ---      2,173      1,098       3,271      1.78%
March 31, 2000                  ---      2,091      5,294       7,385      4.03%
June 30, 2000                   ---      1,305      5,070       6,375      3.48%
September 30, 2000              ---      1,541         85       1,626       .89%
December 31, 2000               ---        764         13         777       .42%
Thereafter                      ---      3,359      2,688       6,047      3.30%
                             ------      -----      -----       -----    -------

Total                      $  1,011   $161,065   $ 21,256    $183,332    100.00%
                           ========   ========   ========    ========    =======
Percent of Total               0.55%     87.86%     11.59%     100.00%
                           ========   ========   ========    ========


     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1997.


                                               Maturity
                                -------------------------------------
                                           Over     Over
                                 3 Months  3 to 6  6 to 12    Over
                                  or Less  Months   Months  12 Months    Total
                                --------- -------- --------  --------   --------
                                            (In thousands)
Certificates of deposit
less than $100,000                $42,611  $39,724  $43,066   $40,083   $165,484

Certificates of deposit
of $100,000 or more                 3,217    5,114    5,371     4,146     17,848
                                --------- -------- --------  --------   --------

Total certificates of deposit     $45,828  $44,838  $48,437   $44,229   $183,332
                                ========= ======== ========  ========   ========

     Borrowings


     Although deposits are the Company's primary source of funds, the Company's policy generally has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

     The Company's borrowings historically have consisted of advances from the FHLB of New York. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1997, the Company had $12.3 million in FHLB advances. During 1996, the Company significantly increased its other borrowings by $102.8 million. These borrowings were used to purchase various investments including Federal agency obligations and mortgage-backed securities which were simultaneously pledged as securities sold under agreements to repurchase. At December 31, 1997, pledged securities totaled $111.2 million. The positive interest rate spread between the volume of pledged securities and the related borrowings has produced an increase in net interest income but at an interest rate spread that is less than the Company has earned on other asset to funding spreads. The increased level of borrowings coupled with a reduction in the interest rate spread related to the borrowings has resulted in a narrowing in the Company's overall net interest margin from 3.66% for the year ended December 31, 1996 to 3.36% for the year ended December 31, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Operating Results" contained in the Annual Report. See Note 9 of the Notes to Consolidated Financial Statements contained in the Annual Report.

      The following table sets forth the maximum month-end balance and average balance of FHLB advances, securities sold under agreements to repurchase and other borrowings for the periods indicated.

                                                     Years Ended December 31,
                                                   -----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                            (In thousands)
Maximum Balance:
FHLB Advances                                      $  14,400   $28,000   $15,000
Securities sold under agreements to repurchase        99,410   102,780     4,000

Average Balance:
FHLB Advances                                          3,667     9,757     3,922
Securities sold under agreements to repurchase        95,261    57,815       958

The following table sets forth certain information as to the Company's borrowings at the dates indicated:

                                                          December 31,
                                                   -----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                       (Dollars in thousands)

FHLB advances                                       $ 12,300  $ 6,000    $------
Securities sold under agreements to repurchase        99,250  102,780     ------
                                                   ---------  --------  --------
Total borrowings                                    $111,550 $108,780    $------
                                                   ========= ========   ========

Weighted average interest rate of FHLB advances        6.38%     6.88%     ----%

Weighted average interest rate of securities sold
  under agreements to repurchase                       6.04%     5.96%     ----%


Subsidiary and Other Activities


     As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $10.2 million at December 31, 1997, in the stock of, or loans to, service corporation subsidiaries. As of such date, the Bank had no investments in service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. Federal associations also are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     The Bank organized a single service corporation in 1984, which is known as ASB Insurance Agency, Inc. ("ASB Insurance"). In November 1996, the Company purchased the service corporation from the Bank for $1,000. ASB Insurance offers mutual funds, annuity and brokerage services through a registered broker-dealer to the Company's customers and members of the general public. ASB Insurance recognized gross revenues of $60,800 for the year ended December 31, 1997.


Regulation


     General


     The Bank, organized in 1886, is a federally chartered savings bank, the deposits of which are federally insured by the FDIC and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight by the OTS extending to all its operations. The Bank is a member of the FHLB of New York and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a savings and loan holding company, the Company also is subject to federal regulation and oversight. The Bank is a member of the Bank Insurance Fund ("BIF"), which is administered by the FDIC. Its deposits are insured up to applicable limits by the FDIC. As a result, the FDIC also has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

     Federal Regulation of Savings Association.


     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS, its primary federal banking regulator, and the FDIC. The last regular OTS examination of the Bank was as of December 31, 1996. When these examinations are conducted by the OTS and the FDIC, the examiners, if they deem appropriate, may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 1997, was $110,000.

     The OTS also has extensive enforcement authority over savings associations and their holding companies, including the Bank and the Company. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including the filing of misleading or untimely reports with the OTS.

     In addition, the investment, lending and branching authority of the Bank is prescribed by federal law. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. The Bank is in compliance with the noted restrictions.

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1997, the Bank's lending limit was $7.4 million. The Bank is in compliance with the loans-to-one-borrower limitation.

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

     Insurance of Accounts and Regulation by the FDIC


     The Bank is a member of the BIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines, by regulation or order, to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

     The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium, while institutions that are less than adequately capitalized (i.e., core or Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) or considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

     The FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF, such as the Bank, in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The ranges of BIF premium rates in effect during fiscal 1997 was 0% to 0.27%. In addition, BIF insured institutions are required to contribute to the cost of financial bonds that were issued to finance the cost of resolving the thrift failures in the 1980s (the "FICO Premium"). The rate currently set for the FICO Premium for BIF insured banks, such as the Bank, is 1.3 basis points.


     Regulatory Capital Requirements


     Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. The OTS is also authorized to impose capital requirements in excess of these standards on a case-by-case basis. At December 31, 1997, the Bank was in compliance with its regulatory capital requirements. See Note 15 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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


     Limitations on Dividends and Other Capital Distributions


     OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the retained earnings of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

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

     The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMELS 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.


     Qualified  Thrift  Lender Test


     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified under Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1997, the Bank met the test and has always met the test since its effectiveness.

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

     In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, were also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2 million.

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

     The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting.

     The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1988. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies. The IRS is currently examining the Company, including returns of subsidiaries and predecessors, for the years ended 1990 through 1996. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Bank) would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank and its consolidated subsidiaries.

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

     The Company attracts substantially all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from mutual funds and other savings institutions, commercial banks and credit unions doing business in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available.


Employees


     At December 31, 1997, the Company had a total of 189 employees, including 26 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

     Harold A. Baylor, Jr. Mr. Baylor, age 55, is Vice President, Chief Financial Officer and the Treasurer of the Company and the Bank, positions he has held with the Company since June 1995 and with the Bank since 1990 and 1987, respectively.

     Robert Kelly. Mr. Kelly, age 51, is Vice President, Secretary and General Counsel to the Company, positions he has held with the Company since its incorporation in June 1995. Mr. Kelly has been Vice President and General Counsel to the Bank since July 1994. In January 1995 he was appointed Secretary of the Bank. Prior to joining the Bank in 1994, Mr. Kelly was self-employed in the general practice of law in the State of New York.

     Nancy S. Virkler. Ms. Virkler, age 48, is Vice President of Operations/MIS at the Bank. She was appointed Vice President in June 1994. Ms. Virkler has served the Bank in various capacities since she began as a management trainee in 1977.

     Richard C. Edel. Mr. Edel, age 48, is a Vice President of the Bank, a position he has held since 1987. Mr. Edel is also currently serving as the Community Reinvestment Act Officer of the Bank.

     Cynthia M. Proper. Ms. Proper, age 35, was appointed Vice President and Director of Lending of the Bank in July 1995. Prior to such appointment, Ms. Proper was the Director of Internal Audit. She also served the Bank in various other capacities, primarily in the lending and savings areas. Ms. Proper has been employed at the Bank since 1985.


Item 2.    Description of Property


     The Company conducts its business at its main office, eleven other banking offices and an operations office in its primary market area. The Company owns its Main Office, its operations center and two branch offices and leases the remaining nine branch offices. The Company also owns a parking lot located at 18-22 Division Street, Amsterdam, New York, which is used to service the main office. The net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at December 31, 1997 was $3.1 million. See Note 7 of Notes to Consolidated Financial Statements in the Annual Report. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company, subject to possible future expansion.


Item 3.   Legal Proceedings


     The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's results of operations. For more information on certain legal proceedings, see Note 13(a) of the Notes to Consolidated Financial Statements contained in the Annual Report.

Item 4.   Submission of Matters to a Vote of Security Holders


     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1997.


                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

      Page 61 of the Annual Report is herein incorporated by reference.


Item 6.   Selected Financial Data


      Pages 3 and 4 of the Annual Report is herein incorporated by reference.


Item 7.   Management's   Discussion  and  Analysis of  Financial  Condition  and
          Results of Operations


      Pages 5 through 20 of the Annual Report are herein incorporated by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


      Pages 17 through 19 of the Annual Report are herein incorporated by reference.


Item 8.   Financial Statements and Supplementary Data


      Pages 21 through 60 of the Annual Report are herein incorporated by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


     There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent consolidated financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant


Directors
---------


     Information concerning Directors of the Registrant is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 22, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Executive Officers
------------------


     Information concerning executive officers of the Company is set forth under the caption "Executive Officers of the Company and the Bank who are not Directors" contained in Part 1 of this Form 10-K.


Compliance with Section 16(a)
-----------------------------


     Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more that 10% of a registered class of the Company's equity securities, to file with the SEC reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based soley on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1997, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.


Item 11.     Executive Compensation


     Information concerning executive compensation is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 22, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

 Item 12.     Security  Ownership of Certain  Beneficial  Owners and Management


     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 22, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.     Certain Relationships and Related Transactions


     Information concerning certain relationships and transactions is incorporated herein by reference from the Corporation's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 22, 1998, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


                                     PART IV


Item 14.     Exhibits,  Financial  Statement  Schedules, and Reports on Form 8-K


     (a) (1) Financial Statements:


     The following information appearing in the Registrant's Annual Report to Shareholders for the year ended December 31, 1997, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

                                                                      Pages in
                                                                      Annual
     Annual Report Section                                             Report
     ---------------------                                            --------


Independent Auditors' Report ........................................      22

Consolidated Statements of Financial Condition at
     December 31, 1997 and 1996 .....................................      23

Consolidated Statements of Operations for the years ended
     December 31, 1997, 1996 and 1995 ...............................      24

Consolidated Statements of Changes in Shareholders' Equity for
     the years ended December 31, 1997, 1996 and 1995 ...............      25

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995 ...............................   26-27

Notes to Consolidated Financial Statements ..........................   28-60

     (a) (2)  Financial Statement Schedules:


     All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.


     (a) (3)  Exhibits:


          See Index to Exhibits

     (b) Reports on Form 8-K:

     Current reports on form 8-K were filed as follows:

     On November 20, 1997, a Press Release dated November 19, 1997 announcing regular quarterly cash dividend.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMBANC HOLDING CO., INC.



Date: March 30, 1998                      By: /s/ Robert J. Brittain
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



/s/ Robert J. Brittain                    /s/ Paul W. Baker
-----------------------------------       -------------------------------------
Robert J. Brittain, President             Paul W. Baker, Chairman of the Board
and Chief Executive Officer
(Principal Executive Officer)

Date: March 30, 1998                      Date: March 30, 1998
      -----------------------------            --------------------------------



/s/ William A. Wilde, Jr.                 /s/ Lauren T. Barnett
-----------------------------------       -------------------------------------
William A. Wilde, Jr., Director           Lauren T. Barnett, Director

Date: March 30, 1998                      Date:  March 30, 1998
      -----------------------------            --------------------------------



/s/ Robert J. Dunning                     /s/ Carl A. Schmidt, Jr.
-----------------------------------       -------------------------------------
Robert J. Dunning, DDS, Director          Carl A. Schmidt, Jr., Director

Date: March 30, 1998                      Date:  March 30, 1998
      -----------------------------            --------------------------------



/s/ Charles S. Pedersen                   /s/ Lionel H. Fallows
-----------------------------------       -------------------------------------
Charles S. Pedersen, Director             Lionel H. Fallows, Director

Date: March 30, 1998                      Date:  March 30, 1998
      -----------------------------            --------------------------------



/s/ John J. Daly                          /s/ Harold A. Baylor, Jr.
-----------------------------------       -------------------------------------
John J. Daly, Director                    Harold A. Baylor, Jr., Vice
                                          President and Treasurer (Principal
                                          Financial and Accounting Officer)

Date: March 30, 1998                      Date:  March 30, 1998
      -----------------------------            --------------------------------


/s/ Marvin R. LeRoy, Jr.
-----------------------------------
Marvin R. LeRoy, Jr., Director

Date: March 30, 1998
      -----------------------------

                                Index to Exhibits


Exhibit
Number                                Document
------              ------------------------------------------------------------

3(i) Registrants's Certificate of Incorporation as currently in effect, filed as an exhibit to Registrants's Registration Statement of Form S-1 (File No. 33-96654), is incorporated herein by reference.

3(ii) Registrants's Bylaws as currently in effect, filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-96654), is incorporated herein by reference.

4 Registrant's Specimen Stock Certificate, filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-96654), is incorporated herein by reference.

10.1 Employment Agreements between the Registrant's operating subsidiary and Robert J. Brittain, Harold A. Baylor, Jr., Richard C. Edel, Nancy S. Virkler, Cynthia M. Proper and Robert Kelly, filed as exhibits to Registrant's Registration Statement on Form S-1 (File No. 33-96654), are incorporated herein by reference.

10.2 Registrant's Employee Stock Ownership Plan, filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-96654), is incorporated herein by reference.

10.3 Registrant's 1997 Stock Option and Incentive Plan, Filed as Exhibit A to Registrant's Proxy Statement filed with the Commission on March 26, 1997, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (File No. 0-27036), is incorporated herein by reference.

10.4 Registrant's Recognition and Retention Plan, filed as Exhibit B to Registrant's Proxy Statement filed with the Commission on March 26, 1997, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (File No. 0-27036), is incorporated herein by reference.

11 Statement re: computation of per share earnings (see Notes 1(n) and 17 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders filed as Exhibit 13 herein).

13                  Annual Report to Shareholders

21                  Subsidiaries of the Registrant

27                  Financial Data Schedule