Form 10-Q
period 1998-03-31
AMBANC HOLDING CO INC
filed 1998-05-14
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended March 31, 1998
                                         --------------
                                       or

[ ] TRANSITION  REPORT  PURSUANT TO  SECTION 13 OR 15(d) OF THE  SECURITIES  AND
EXCHANGE ACT OF 1934 For the transition period from              to            .
                                                     -----------    -----------
Commission File Number:  0-27036
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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at May 13, 1998
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,258,418

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 1998



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Interim Statements of Income for the three months ended March 31, 1998 and 1997.................................. 3

               Consolidated Interim Statements of Financial Condition at
               March 31, 1998 and December 31, 1997........................... 4

               Consolidated Interim Statements of Cash Flows for the three months ended March 31, 1998 and 1997........................... 5

               Summarized Notes to Consolidated Interim Financial Statements.. 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....17

Part II.   OTHER INFORMATION..................................................17

Item 6.    Exhibits and Reports on Form 8-K...................................17

SIGNATURES....................................................................18


EXHIBITS INDEX................................................................19

Part I.   Financial Information

Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)
                                                               The Three Months
                                                                Ended March 31,
                                                                1998      1997
                                                              -------    -------
Interest and dividend income:
   Loans ..................................................   $ 5,506   $ 4,891
   Securities available for sale ..........................     3,405     3,659
   Federal Funds Sold .....................................        35        88
   Federal Home Loan Bank stock ...........................        63        37
                                                              -------   -------
     Total interest income ................................     9,009     8,675
                                                              -------   -------
Interest Expense:
   Deposits ...............................................     3,466     3,103
   Borrowings .............................................     1,681     1,552
                                                              -------   -------
     Total interest expense ...............................     5,147     4,655
                                                              -------   -------
     Net interest income ..................................     3,862     4,020

Provision for loan losses .................................       225       363
                                                              -------   -------
     Net interest income after provision
       for loan losses ....................................     3,637     3,657
                                                              -------   -------
Non-interest income:
   Service charges on deposit accounts ....................       212       181
   Net gains (losses) on securities transactions ..........         7        (1)
   Other ..................................................       106        54
                                                              -------   -------
     Total non-interest income ............................       325       234
                                                              -------   -------
Non-interest expense:
   Salaries, wages and benefits ...........................     1,585     1,346
   Occupancy and equipment ................................       413       334
   Data processing ........................................       251       232
   Federal deposit insurance premium ......................        10         9
   Correspondent bank processing fees .....................        30        34
   Real estate owned and repossessed assets expenses, net .         8       110
   Professional fees ......................................       138       109
   Other ..................................................       719       641
                                                              -------   -------
     Total non-interest expenses ..........................     3,154     2,815
                                                              -------   -------

Income  before taxes ......................................       808     1,076
Income tax expense ........................................       362       424
                                                              -------   -------
     Net income ...........................................    $  446   $   652
                                                              =======   =======
Net income per common share - basic .......................     $0.12     $0.16
Net income per common share - diluted .....................     $0.11     $0.16

See accompanying notes to consolidated interim financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Financial Condition (unaudited)
(dollars in thousands)                                     March 31     Dec. 31,
                                                             1998         1997
                                                          ---------    ---------
                           Assets

Cash and due from banks ...............................  $   6,831    $  10,225
Federal funds sold ....................................      9,000         --
                                                         ---------    ---------
     Cash and cash equivalents ........................     15,831       10,225

Securities available for sale, at fair value ..........    204,640      205,842
Loans receivable, net of unamortized fees .............    287,668      284,930
     Allowance for loan losses ........................     (3,952)      (3,807)
                                                         ---------    ---------
     Loans receivable, net ............................    283,716      281,123
Accrued interest receivable ...........................      3,015        3,734
Premises and equipment, net ...........................      3,021        3,121
Federal Home Loan Bank of New York stock, at cost .....      3,498        3,291
Real estate owned and repossessed assets ..............        140          143
Other assets ..........................................      2,968        2,965
Due from brokers ......................................      3,002         --
                                                         ---------    ---------
     Total assets .....................................  $ 519,831    $ 510,444
                                                         =========    =========

               Liabilities and Shareholders' Equity

Liabilities:
   Deposits ...........................................  $ 324,448    $ 333,265
   Advances from borrowers for taxes and insurance ....      1,319        1,902
   Advances from FHLB .................................          0       12,300
   Other borrowed funds ...............................    116,650       99,250
   Accrued interest payable ...........................        907          819
   Accrued expenses and other liabilities .............      1,722        1,706
   Due to brokers .....................................     14,031         --
                                                         ---------    ---------
     Total liabilities ................................    459,077      449,242

Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at March 31, 1998 and
    December 31, 1997 .................................         --          --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,422,250  shares issued  at  March 31,
    1998 and December 31, 1997 ........................         54           54
   Additional paid in capital .........................     52,482       52,385
   Retained earnings, substantially restricted .........    26,648       26,458
   Treasury Stock, at cost (1,163,832 shares at March
    31, 1998  and  1,115,832 at December 31, 1997) ....    (13,461)     (12,585)
   Common stock acquired by ESOP ......................     (3,180)      (3,303)
   Unearned RRP shares issued .........................     (1,420)      (1,533)
   Accumulated other comprehensive income .............       (369)        (274)
                                                         ---------    ---------
     Total shareholders' equity .......................     60,754       61,202

     Total liabilities and shareholders' equity .......  $ 519,831    $ 510,444
                                                         =========    =========

See accompanying notes to consolidated interim financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)                                     For the Three months
                                                               ended March 31
                                                              1998        1997
                                                            --------    --------
Increase (decrease) in cash and cash equivalents:
Cash flows provided by operating activities:
    Net income .......................................   $    446    $    652
    Adjustments to reconcile net income  to net
    cash provided by operating activities:
     Depreciation and Amortization ...................        177         129
     Provision for loan losses .......................        225         363
     Provision for losses and writedowns on
      real estate owned and repossessed assets .......          3          58
     ESOP compensation expense .......................        219         170
     RRP Expense .....................................        113         --
     Net gains (losses) on securities transactions ...         (7)          1
     Net loss on sale of other real estate
      owned and other repossessed assets .............        --            7
     Net amortization on  securities .................        242          86
     Increase) decrease in accrued interest
      receivable and other assets ....................        771         180
     Increase (decrease) in accrued expenses
      and other liabilities ..........................        104          68
     Increase (decrease)  in advances from
      borrowers for taxes and insurance ..............       (583)       (592)
                                                         --------    --------
        Net cash provided by
         operating activities ........................      1,710       1,122

Cash flows from investing activities:
    Proceeds from sales and redemptions of
     securities available for sale ...................     41,041       2,467
    Purchases of securities available for sale .......    (41,749)    (12,529)
    Proceeds from principal paydowns and
     maturities of securities available for sale .....     12,546       5,232
    Purchase of FHLB stock ...........................       (207)     (1,262)
    Net (increase) decrease in loans made to customers     (2,895)       (424)
    Capital Expenditures .............................        (68)       (166)
    Proceeds from Sale of other real estate owned and
     other repossessed assets .......................          77          62
                                                         --------    ---------
  Net cash used by investing activities                     8,745      (6,620)

                                                                 (Continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows, Continued (unaudited) (dollars in thousands)

                                                            For the Three months
                                                               ended March 31
                                                              1998        1997
                                                            --------    --------
     Cash flows from financing activities:
         Purchase of Treasury Stock .....................      (876)       --
         Dividends paid .................................      (256)       --
         Net increase (decrease) in deposits ............    (8,817)     13,389
         Advances from (repayments on)
          FHLB borrowings, net ..........................   (12,300)     (6,000)
         Increase (decrease) in other borrowed funds ....    17,400        (470)
                                                           --------    --------
         Net cash provided (used) by financing
          activities ....................................    (4,849)      6,919

     Net increase in cash and cash equivalents ...........    5,606       1,421
     Cash and cash equivalents at beginning of year .....    10,225      10,887
                                                           --------    --------
     Cash and cash equivalents at end of period .........  $ 15,831    $ 12,308
                                                           ========    ========


Supplemental disclosures of cash flow information-cash paid during the year for:

                Interest ................................  $  5,061    $  4,698
                                                           ========    ========

                Income Taxes ............................  $    267    $    270
                                                           ========    ========

Noncash investing activity:
   Net reduction in loans receivable
   resulting from the transfer to real
   estate owned and other repossessed assets ............  $     77    $     75
                                                           ========    ========

   Due from/(to) Brokers, Net............................  $(11,029)       ---
                                                           ========    ========

   Net decrease in unrealized loss on securities
   available for sale, net of deferred tax effect ....... ($     95)  ($  1,521)
                                                           ========    ========

      See accompanying notes to consolidated interim financial statements.

     SUMMARIZED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1) In management's opinion, the financial information, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 1998 and March 31, 1997 in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1997 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 1998.

(2) Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to current period presentations.

(3)  Earnings per Share

     On December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share". The statement supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and related interpretations. SFAS No. 128 requires dual presentation of Basic EPS and Diluted EPS on the face of the consolidated income statement for all entities with complex capital structures and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unvested restricted stock awards are considered outstanding common shares and included in the computation of basic EPS as of the date that they are fully vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised into common stock or resulted in the issuance of common stock. All prior period EPS data has been restated to conform to the provisions of this Statement. The adoption of this Statement did not have a material effect on the Company's consolidated financial position or results of operations.

     Calculations of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS) are as follows:

For the quarter ended March 31, 1998
------------------------------------

Basic EPS
---------
Income available to common shareholder           $446        3,828,636     $0.12


Effect of Dilutive Securities
----------------------------
Stock Options                                                   62,499
RRP shares                                                      36,769
                                                             ---------

Diluted EPS
-----------
Income available to common shareholders
 plus assumed conversions                        $446        3,927,904     $0.11
                                                 ====        =========     =====

For the quarter ended March 31, 1997
------------------------------------


Basic EPS
---------
Income available to common shareholders          $652        4,011,349     $0.16


Effect of Dilutive Securities
-----------------------------
Stock Options                                                    ---
RRP                                                              ---

                                                             ---------
Diluted EPS
-----------
Income available to common shareholders
 plus assumed conversions                        $652        4,011,349     $0.16
                                                 ====        =========     =====

(4)  Comprehensive Income

     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

     Comprehensive  income  (loss) for the  three-month  periods ended March 31,
1998  and  1997  was  $351,000  and  ($869,000),   respectively.  The  following
summarizes the components of other comprehensive income:

Unrealized Gains (Losses) on Securities:
                                                          (Dollars in thousands)
     Unrealized holding gains (losses) arising during three
       months ended March 31, 1997, net of tax
       (pre-tax amount of ($2,536,000)                                  ($1,522)
     Reclassification adjustment for losses realized
       in net income during the three months ended
       March 31, 1997, net of tax (pre-tax amount of $1,000)                  1
                                                                        -------
Other comprehensive income (loss)- three months ended March 31, 1997    ($1,521)
                                                                        =======
     Unrealized holding gains (losses) arising during three months ended March 31, 1998, net of tax
       (pre-tax amount of ($152,000)                                    ($   91)
     Reclassification adjustment for gains realized in net
       income during the three months ended March 31, 1998,
       net of tax (pre-tax amount of $7,000)                            (     4)
                                                                        -------
Other comprehensive income (loss)- three months ended March 31, 1998    ($   95)
                                                                        =======

(5)  SFAS 125

     Effective January 1, 1998 the Company adopted the remaining provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, are not expected to have a material impact on the Company. In addition, the FASB is considering certain amendments and interpretations of SFAS No. 125 which, if enacted in the future, could affect the accounting for transactions within their scope.

(6)  SFAS 131

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting by public companies of operation segments within the company, disclosures about products and services, geographic areas and major customers. This statements is effective for the Company's 1998 annual financial reporting. Management believes that the adoption of SFAS No. 131 will not have an impact on the Company's consolidated financial statements.

(7)  SFAS 132

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pension and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions, "SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statement No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

(8)  Acquisition

     On April 23, 1998, the Company signed an agreement to merge AFSALA Bancorp, Inc. (AFSALA) with the Company. Under the terms of the agreement, each AFSALA share will be converted into 1.07 shares of the Company in a tax-free stock for stock exchange, for a total value of approximately $30 million. The acquisition is expected to be completed in the fourth quarter of 1998. AFSALA had total assets of $166 million and deposits of $139 million as of March 31, 1998. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of operations of AFSALA will be included with the Company's, beginning with the date of acquisition. Consummation of the merger is subject to satisfaction of a number of conditions, including, amoung other things, stockholders' and regulatory approval.

Item 2

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                                   OPERATIONS

     The following discussion and analysis should be read in conjunction with the unaudited consolidated interim financial statements and related notes and with the statistical information and consolidated financial data appearing in this report as well as the Company's 1997 Annual Report on Form 10-K.


Forward Looking Statements

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


Year 2000

     The Company has established a committee (the "Y2K Committee") to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" problem. Since December 31, 1997, the Y2K Committee has not reported any significant non-compliance issues pertaining to the Company, its vendors or its customers.

     Based on the Company's current knowledge and investigations, the expense of the Year 2000 problem, as well as the related potential effect on the Company's earnings, is not expected to have a material effect on the Company's financial position or results of operations. Furthermore, the Company expects any corrective measures required to be prepared for the Year 2000 to be implemented on a timely basis.


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

     Ambanc recorded net income of $446,000, or $0.12 per basic common share, for the quarter ended March 31, 1998. These results compare to net income of $652,000, or $0.16 per basic common share, for the comparable period in 1997. Diluted earnings per share for the quarter ended March 31, 1998 were $0.11 as compared to $0.16 for the corresponding period in 1997.

     Non-performing assets improved to $3.2 million at March 31, 1998, from $3.4 million at December 31, 1997. At March 31, 1998, non-performing assets were 0.62% of total assets as compared to 0.67% at December 31, 1997. The Company's allowance for loan losses to non-performing loans and to total loans at March 31, 1998, were 127.81% and 1.37%, respectively, as compared to 117.07% and 1.34%, respectively, at December 31, 1997. See "Asset Quality" herein.


                             RESULTS OF OPERATIONS

Net Interest Income

     Net interest income before provision for loan losses for the three months ended March 31, 1998 was $3.9 million, a decline of $158,000, or 3.93%, when compared to the comparable period in 1997. Total interest and dividend income increased by $334,000 while total interest expense increased by $492,000.

     The increase in total interest and dividend income was due primarily to growth of $34.5 million, or 13.75%, in the average volume of loans for the three months ended March 31, 1998 as compared to the like 1997 period. The positive effect derived from the increase in the average loan volume was offset slightly by a decrease of 9 basis points to 7.82% in the average rate earned on loans resulting in a net increase in interest income from loans of $615,000. The increase in loan interest was partially offset by a decrease of $254,000 in interest income earned on securities available for sale ("securities") mainly due to a decline of 47 basis points in the average rate earned to 6.79%, the result of the general decline in market interest rates from March 31, 1997 to March 31, 1998. The lower rate environment produced an acceleration in mortgage prepayments on mortgage backed securities (which represent approximately 71% of the total securities portfolio) and call redemptions on other securities. The reinvestments of the cash flows generated from securities were made at the lower interest rates that were in effect at the date of reinvestment.

     The increase in total interest expense was due mainly to an increase in the interest paid on certificates of deposits of $380,000, the result of a $22.3 million increase in the average volume of certificates of deposit accompanied by an increase in the average rate paid to 5.77%, an increase of 16 basis points over the rate paid in the quarter ended March 31, 1997. Additionally, the cost of borrowed funds increased by $129,000, primarily the result of an increase in the average volume of $8.5 million.

     Ambanc Holding Co., Inc. operates in an environment of intense competition for deposits and loans and due to this heightened level of competition to attract and retain customers, the Company must continue to offer competitive interest rates on loans and deposits. As a consequence of these competitive pressures, from time-to-time, the relative spreads between interest rates earned and interest rates paid will tighten, exerting downward pressure on net interest income. However, management does not want to curtail growth in the Company's customer base for loans and deposits and the positive benefits to be derived from them by offering non-competitive interest rates. Management believes that the longer-term benefits that should be realized from this strategy will outweigh the shorter-term costs associated with attracting, cross-selling and retaining an expanding customer base.

     Between March 31, 1997 and 1998, the number of transaction accounts (comprised of commercial and retail checking accounts, NOW accounts and money market fund accounts) grew by 5.81% to approximately 24,000 accounts with retail checking accounts increasing by 6.29% and commercial checking account increasing by 11.05%. The Company's growing customer base provides Ambanc with the potential for future, profitable customer relationships, which should increase shareholder value.


Provision for loan losses

     Provision for loan losses declined by $138,000, or 38.02%, to $225,000 for the three months ended March 31, 1998, from $363,000 in 1997. The reduction in the provision expense was primarily attributable to the continued improvement in the quality of the loan portfolio as evidenced by the reduction in non-performing loans.


Non-interest income

     Total non-interest income increased by $91,000, or 38.89%, to $325,000 from $234,000. Service charges on deposit accounts increased by $31,000 due mainly to an increase in certain service charges.

     Other non-interest income increased by $52,000, or 96.3%, to $106,000 from $54,000. Included in the increase is $41,000 of residual rental income related to an other real estate owned property that was previously sold.


Non-interest expense

     Total non-interest expense for the three months ended March 31, 1998 increased to $3.1 million compared to $2.8 million for the same period in 1997, an increase of $339,000 or 12.0%. This increase resulted primarily from an increase in salaries, wages and benefits of $239,000, or 17.76%, to $1.6 million.

     Salaries and wages increased by $183,000 to $1.0 million and the related payroll taxes increased by $8,000. Salaries and wages related to the three branch offices opened in May 1997 accounted for approximately $50,000 of the total increase in salaries and wages. The remainder of the increase was attributable to other additions to staff, salary increases related to promotions, and normal merit and cost of living adjustments.

     Expenses related to employee benefits increased by $45,000, or 11.01%, to $454,000 for the three months ended March 31, 1998 when compared to the corresponding period in 1997. This increase was primarily related to increased costs associated with stock based compensation plans partially offset by a net decline in all other employee benefit costs.

                               FINANCIAL CONDITION

     The Company's total assets at March 31, 1998, were $519.8 million, an increase of $9.4 million, or 1.8%, compared to total assets of $510.4 million at December 31, 1997. The growth in total assets was primarily attributable to increases in loans and federal funds sold, which increased by $2.7 million and $9.0 million, respectively.

     Total deposits at March 31, 1998, were $324.4 million, a decrease of $8.8 million, or 2.65%, from $333.3 million at December 31, 1997. The decrease in total deposits was attributable primarily to a $9.3 million, or 5.1%, decrease in certificates of deposit.

     Total shareholders' equity decreased $448,000 to $60.8 million, primarily due to the repurchase of common stock shares totaling $876,000 and the payment of a cash dividend of $256,000, partially offset by net income from operations of $446,000 for the three months ended March 31, 1998. Including unreleased ESOP and restricted RRP shares as outstanding, the book value per share was $14.27 at March 31, 1998 compared to $14.21 at December 31, 1997. Excluding the tax-effected unrealized losses on securities available for sale, the book value per share at March 31, 1998, was $14.35 compared to $14.28 at December 31, 1997.


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

     The primary investing activities of the Company are the origination of loans and the purchase of securities. During the quarter ended March 31, 1998, the Bank's loan originations totaled $13.0 million. The Company purchased securities available for sale during the same quarter of $55.8 million.

     The primary financing activity of the Bank is the attraction of deposits. However, during the quarter ended March 31, 1998, the Bank's deposits decreased by $8.8 million from December 31, 1997, primarily certificates of deposit, which decreased $9.3 million. Management believes that the decrease in CDs during the three months ended March 31, 1998, resulted primarily from the holders of maturing certificates of deposit pursuing alternative investments to obtain better returns.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4%. The Bank's average daily liquidity ratio for the month of March 1998 was 20.4%.

     The Bank's most liquid assets are cash and cash equivalents, which include federal funds sold and bank deposits. The level of these assets is dependent on the Bank's operating, financing, and investing activities during any given period. At March 31, 1998, cash and cash equivalents totaled $15.8 million, compared to $10.2 million at December 31, 1997. The increase resulted from an increase of $9.0 million in federal funds sold, partially offset by a decline in cash and bank deposits.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At March 31, 1998, the Bank had commitments to originate loans of $5.6 million as well as undrawn commitments of $6.5 million on home equity and other lines of credit. Certificates of deposit that are scheduled to mature in one year or less at March 31, 1998, totaled $115.7 million. Management believes that a significant portion of such deposits will remain with the Bank. However, if the Bank is not able to maintain its historical retention rate on maturing certificates of deposit, it may consider employing one or more of the following strategies: increase its borrowed funds position to compensate for the deposit outflows; increase the rates it offers on these deposits in order to maintain or increase the retention rate on maturing CDs and/or to attract new deposits; or, attempt to increase certificates of deposit through the use of deposit brokers. Depending on the level of market interest rates at the CD renewal dates, the implementation of one or a combination of these strategies could result in higher or lower levels of net interest income and net earnings.

     The Company also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, as well as for the payment of any dividends to stockholders. The primary source of liquidity on an ongoing basis is dividends from the Bank. The Bank paid its first cash dividend to the Company on March 31, 1998, in the amount of $5.0 million.


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

     At March 31, 1998, the Bank had $45.4 million of tangible and core capital, respectively, or 8.8% of adjusted total assets, which was approximately $37.7 million and $30.0 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. On March 31, 1998, the Bank had risk-based capital of $48.1 million (including $45.4 million in core capital and $2.7 million in qualifying supplementary capital) or 22.1% of risk-weighted assets of $218.4 million. The Bank's risk-weighted capital was $30.6 million above the 8.0% requirement in effect on that date.


ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Generally, loans are placed on non-accrual status when the loan is 90 days or more delinquent or when management has determined that the collection of principal and/or interest in full has become doubtful.

When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status, interest is recognized only when received. Accruing loans delinquent 90 days or more include FHA insured loans, VA guaranteed loans, and loans that are in the process of negotiating a restructuring with the Bank, excluding troubled debt restructurings (TDRs), or where the Bank believes that the outstanding loan balance plus accrued interest and late fees will be paid-in-full within a relatively short period of time from the date of such notification. Foreclosed assets include assets acquired in settlement of loans.

                                               March 31   Dec.31
                                                 1998      1997
                                                ------    ------
                                                 (In thousands)
Non-accruing loans:
   One-to four-family ......................   $  809    $  843
   Multi-family ............................       28        28
   Commercial real estate ..................      232       265
   Consumer ................................      223       293
   Commercial Business .....................      193       447
                                               ------    ------
     Total .................................    1,485     1,876
                                               ------    ------
Accruing loans delinquent more than 90 days:
   One-to four-family ......................      366       280
   Multi-family ............................      --        --
   Commercial real estate ..................       20        13
   Consumer ................................        0         2
   Commercial Business .....................       34       156
                                               ------    ------
     Total .................................      420       451
                                               ------    ------
Troubled debt restructured loans:
   One-to four-family ......................       86        86
   Multi-family ............................      --         34
   Commercial real estate ..................      757       761
   Consumer ................................      --        --
   Commercial Business .....................      344        50
                                               ------    ------
     Total .................................    1,187       931
                                               ------    ------
Total non-performing loans .................    3,092     3,258
                                               ------    ------
Foreclosed assets:
   One-to four-family ......................       69        69
   Multi-family ............................      --        --
   Commercial real estate ..................      --        --
   Consumer ................................       71        74
   Commercial Business .....................      --        --
                                               ------    ------
     Total .................................      140       143
                                               ------    ------

Total non-performing assets ................   $3,232    $3,401
                                               ======    ======
Total as a percentage of total assets ......     0.62%     0.67%

     There were no material changes in non-performing assets since December 31, 1997.

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


                                                       For the Three months
                                                           ended March 31,
                                                          1998       1997
                                                         ------     ------
                                                           (In thousands)

Balance at beginning of period .....................   $ 3,807     $ 3,438

Charge-offs:
     One- to four-family ...........................        (6)        --
     Multi Family ..................................       --          --
     Commercial Real Estate ........................       --          --
     Consumer ......................................       (92)       (108)
     Commercial Business ...........................       --          --
                                                       -------     -------
        Total Charge offs ..........................       (98)       (108)

Recoveries:
     One- to four-family ...........................         1         --
     Multi Family ..................................       --          --
     Commercial Real Estate ........................       --            4
     Consumer ......................................        13           9
     Commercial Business ...........................         4           6
                                                       -------     -------
        Total Recoveries ...........................        18          19

Net Charge-offs ....................................       (80)        (89)
Provisions charged to operations....................       225         363
                                                       -------     -------
Balance at end of period ...........................     3,952       3,712
                                                       =======     =======

Ratio of net charge-offs during
the period to average loans
outstanding during period .........................       0.03%       0.04%

Ratio of net charge-offs during
the period to average
non-performing assets .............................       1.12%       1.68%

Item 3.

     Quantitative And Qualitative Disclosures About Market Risk

     There have been no material changes in the Company's interest rate risk position since December 31, 1997. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


Part II - Other Information

Item 1.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

            Financial data schedule, Exhibit #27

      (b)   Reports on Form 8-K

            Current reports on Form 8-K were filed February 19, 1998, March 2, 1998 and April 23, 1998.

      (i) February 19, 1998 press release regarding Ambanc Holding Co., Inc. Stock Repurchase Program.

      (ii) March 2, 1998 press release regarding Ambanc Holding Co., Inc., Quarterly Cash Dividend.

      (iii) April 23, 1998 press release regarding Ambanc Holding Co., Inc. Merger Announcement

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.





Robert J. Brittain
President and Chief Executive Officer
(Principal Executive Officer)
Date:  May 13, 1998




Harold A. Baylor, Jr.
Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)
Date:  May 13, 1998