Form 10-Q
period 1998-06-30
AMBANC HOLDING CO INC
filed 1998-08-17
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended June 30, 1998
                                         --------------
                                       or

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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at August 13, 1998
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,105,164

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 1998



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Interim Statements of Income for the three months and six months ended June 30, 1998 and 1997.................... 3

               Consolidated Interim Statements of Financial Condition at
               June 30, 1998 and December 31, 1997............................ 4

               Consolidated Interim Statements of Cash Flows for the six
               months ended June 30, 1998 and 1997............................ 5

               Summarized Notes to Consolidated Interim Financial Statements.. 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................11

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....22

Part II.   OTHER INFORMATION..................................................22

Item 1.        Legal Proceedings..............................................22

Item 4.        Submission of Matters to a Vote of Security Holders............22

Item 6.        Exhibits and Reports on Form 8-K...............................23

SIGNATURES....................................................................24

EXHIBITS INDEX................................................................25

Part I.   Financial Information

Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)

                                                                Six Months          Three Months
                                                               Ended June 30,       Ended June 30,
                                                              1998       1997       1998      1997
                                                              ----------------     ----------------
Interest and dividend income:
   Loans ................................................   $11,152    $ 9,944   $ 5,646    $ 5,053
   Securities available for sale ........................     6,733      7,157     3,328      3,498
   Federal funds sold ...................................        90        258        55        170
   Federal Home Loan Bank stock .........................       129         89        66         52
                                                            -------    -------   -------    -------
     Total interest and dividend income .................    18,104     17,448     9,095      8,773
                                                            -------    -------   -------    -------
Interest Expense:
   Deposits .............................................     6,804      6,451     3,338      3,348
   Borrowings ...........................................     3,590      2,969     1,909      1,417
                                                            -------    -------   -------    -------
     Total interest expense .............................    10,394      9,420     5,247      4,765
                                                            -------    -------   -------    -------
     Net interest income ................................     7,710      8,028     3,848      4,008
Provision for loan losses ...............................       450        638       225        275
                                                            -------    -------   -------    -------
     Net interest income after provision
       for loan losses ..................................     7,260      7,390     3,623      3,733
                                                            -------    -------   -------    -------
Non-interest income:
   Service charges on deposit accounts ..................       464        376       252        195
   Net gains (losses) on securities transactions ........      (105)       177      (112)       178
   Other ................................................       177        150        71         96
                                                            -------    -------   -------    -------
     Total non-interest income ..........................       536        703       211        469
                                                            -------    -------   -------    -------
Non-interest expense:
   Salaries, wages and benefits .........................     3,155      2,891     1,570      1,545
   Occupancy and equipment ..............................       811        711       398        377
   Data processing ......................................       489        457       238        225
   Federal deposit insurance premium ....................        21         19        11         10
   Correspondent bank processing fees ...................        67         64        37         30
   Real estate owned and repossessed assets expenses, net        21        243        13        133
   Professional fees ....................................       360        256       222        147
   Consulting and termination cost of former executive ..       399          0       399          0
   Other ................................................     1,496      1,487       777        846
                                                            -------    -------   -------    -------
     Total non-interest expenses ........................     6,819      6,128     3,665      3,313
                                                            -------    -------   -------    -------
Income  before taxes ....................................       977      1,965       169        889
Income tax expense ......................................       434        741        72        317
                                                            -------    -------   -------    -------
     Net income .........................................   $   543    $ 1,224   $    97    $   572
                                                            -------    -------   -------    -------
Net income per common share - basic .....................   $  0.14    $  0.30   $  0.03    $  0.14
Net income per common share - diluted ...................   $  0.14    $  0.30   $  0.03    $  0.14

See accompanying notes to consolidated interim financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Financial Condition (unaudited)
(dollars in thousands)                                    June 30,  December 31,
                                                            1998       1997
                                                           --------------------
                      Assets

Cash and due from banks ............................... $   6,039   $  10,225
Federal funds sold ....................................       --         --
                                                            -----      ------
     Cash and cash equivalents ........................     6,039      10,225

Securities available for sale, at fair value ..........   223,456     205,842
Loans receivable, net of unamortized fees .............   325,283     284,930
     Allowance for loan losses ........................    (4,090)     (3,807)
                                                          -------     -------
     Loans receivable, net ............................   321,193     281,123
                                                          -------     -------
Accrued interest receivable ...........................     3,433       3,734
Premises and equipment, net ...........................     2,879       3,121
Federal Home Loan Bank of New York stock, at cost .....     4,440       3,291
Real estate owned and repossessed assets ..............        63         143
Other assets ..........................................     3,884       2,965
                                                        ---------   ---------
     Total assets ..................................... $ 565,387   $ 510,444
                                                        =========   =========

               Liabilities and Shareholders' Equity

Liabilities:
   Deposits ........................................... $ 321,664   $ 333,265
   Advances from borrowers for taxes and insurance ....     2,500       1,902
   Advances from FHLB .................................    38,800      12,300
   Other borrowed funds ...............................   140,970      99,250
   Accrued interest payable ...........................       782         819
   Accrued expenses and other liabilities .............     2,301       1,706
                                                        ---------    --------
     Total liabilities ................................   507,017     449,242
                                                        ---------    --------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at June 30, 1998 and
    December 31, 1997..................................       --         --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,422,250  shares issued  at  June 30,
    1998 and December 31, 1997 ........................        54          54
   Additional paid in capital .........................    52,668      52,385
   Retained earnings, substantially restricted ........    26,499      26,458
   Treasury Stock, at cost (1,317,086 shares at June
    30, 1998  and  1,115,832 at December 31, 1997) ....   (16,510)    (12,585)
   Common stock acquired by ESOP ......................    (3,058)     (3,303)
   Unearned RRP shares issued .........................    (1,308)     (1,533)
   Accumulated other comprehensive income .............        25        (274)
                                                           ------      ------
     Total shareholders' equity .......................    58,370      61,202
                                                           ------      ------
     Total liabilities and shareholders' equity ....... $ 565,387   $ 510,444
                                                        =========   =========

See accompanying notes to consolidated interim financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)                                       For the six months
                                                               ended June 30,
                                                              1998        1997
                                                             -------------------

Increase (decrease) in cash and cash equivalents:
 Cash flows provided by operating activities:
  Net income ........................................... $     543   $   1,224
  Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and Amortization ......................       353         288
    Provision for loan losses ..........................       450         638
    Provision for losses and writedowns on
     real estate owned and repossessed assets ..........         4         147
    ESOP compensation expense ..........................       446         352
    RRP Expense ........................................       226          48
    Net (gains) losses on securities transactions ......       105        (177)
    Net loss on sale of other real estate owned
     and other repossessed assets ......................         4          10
    Net amortization on securities .....................       568         159
    (Increase) decrease in accrued interest
     receivable and other assets .......................      (760)      1,364
    Increase (decrease) in accrued interest
     payable, and other liabilities ....................       558       3,778
    Increase (decrease) in advances from
     borrowers for taxes and insurance .................       598         387
                                                         ---------   ---------
      Net cash provided by operating activities ........     3,095       8,218
                                                         ---------   ---------
Cash flows from investing activities:
 Proceeds from sales and redemptions of
  securities available for sale ........................    94,126      48,468
 Purchases of securities available for sale ............  (138,635)    (44,979)
 Proceeds from principal paydowns and
  maturities of securities available for sale ..........    26,721      12,461
 Purchase of FHLB stock ................................    (1,149)     (1,262)
 Net (increase) decrease in loans made to customers ....    (8,768)    (20,423)
Loans purchased ........................................   (31,888)       ---
 Capital expenditures ..................................       (92)       (704)
 Proceeds from sale of other real estate owned and
  other repossessed assets .............................       207         399
                                                           -------      ------
 Net cash used by investing
  activities ...........................................   (59,478)     (6,040)
                                                           -------      ------
(Continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows, Continued (unaudited)
(dollars in thousands)                                     For the six months
                                                             ended June 30,
                                                            1998        1997
                                                           ------------------

Cash flows from financing activities:
 Exercise of stock options ..........................          56        --
 Purchase of Treasury Stock .........................      (3,976)       --
 Dividends paid .....................................        (502)       --
 Net increase (decrease) in deposits ................     (11,601)     28,057
 Advances from (repayments on) FHLB
  borrowings, net ...................................      26,500      (6,000)
 Increase (decrease) in other borrowed funds, net ...      41,720     (14,950)
                                                        ---------   ---------
Net cash provided by financing activities ...........      52,197       7,107
                                                        ---------   ---------
Net increase (decrease) in cash and cash equivalents       (4,186)      9,285
Cash and cash equivalents at beginning of year ......      10,225      10,887
                                                        ---------   ---------
Cash and cash equivalents at end of period ..........   $   6,039   $  20,172
                                                        =========   =========


Supplemental disclosures of cash flow information-cash paid during the year for:

     Interest .......................................   $  10,432   $   9,480
                                                        =========   =========

     Income Taxes ...................................   $     838   $     880
                                                        =========   =========


Noncash investing activity:
 Reduction in loans receivable resulting from
  the transfer to real estate owned and other
  repossessed assets ................................        $135        $131
                                                        =========   =========

 Net increase (decrease) in net unrealized
  gain (loss) on securities available for
  sale, net of deferred tax effect ..................        $299       ($339)
                                                        =========   =========

Noncash operating activity:
 Tax benefit from vesting of RRP shares .............         $76       ----
                                                        =========   =========

See accompanying notes to consolidated interim financial statements.

     SUMMARIZED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) In management's opinion, the financial information, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the six month periods ended June 30, 1998 and June 30, 1997 in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1997 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 1998.

(2) Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to current period presentation.

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

     Calculations of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS) are as follows:

                                                           Weighted
                                               Net         Average     Per Share
                                          Income (loss)    Shares        Amount
                                                   (Dollars in thousands,
                                                  except per share amounts)

For the six months ended June 30, 1998:

Basic EPS
Income available to common shareholders    $     543      3,793,648    $   0.14
                                                 ===                       ====
Effect of Dilutive Securities
Stock Options                                                66,709
RRP shares                                                   34,351
                                                             ------
Diluted EPS
Income available to common shareholders
  plus assumed conversions                       543      3,894,708        0.14
                                                 ===      =========        ====

For the six months ended June 30, 1997:

Basic EPS
Income available to common shareholders    $   1,224      4,017,979    $   0.30
                                               =====                       ====
Effect of Dilutive Securities
Stock Options                                                 1,617
RRP shares                                                    1,122
                                                              -----
Diluted EPS
Income available to common shareholders
  plus assumed conversions                      1224      4,020,718        0.30
                                                ====      =========        ====


For the three months ended June 30, 1998:

Basic EPS
Income available to common shareholders    $      97      3,759,045    $   0.03
                                                  ==                       ====
Effect of Dilutive Securities
Stock Options                                                70,918
RRP shares                                                   31,933
                                                              -----
Diluted EPS
Income available to common shareholders
  plus assumed conversions                        97      3,861,896        0.03
                                                  ==      =========        ====


For the three months ended June 30, 1997:

Basic EPS
Income available to common shareholders    $     572      4,024,536    $   0.14
                                                 ===                       ====
Effect of Dilutive Securities
Stock Options                                                 3,233
RRP shares                                                    2,244
                                                              -----
Diluted EPS
Income available to common shareholders
  plus assumed conversions                       572      4,030,013        0.14
                                                 ===      =========        ====

(4)  Comprehensive Income

     On January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components. Comprehensive income includes the reported net income of a company adjusted for items that are currently accounted for as direct entries to equity, such as the mark to market adjustment on securities available for sale, foreign currency items and minimum pension liability adjustments. At the Company, comprehensive income represents net income plus other comprehensive income, which consists of the net change in unrealized gains or losses on securities available for sale, net of tax, for the period. Accumulated other comprehensive income represents the net unrealized gains or losses on securities available for sale as of the balance sheet dates.

     Comprehensive income (loss) for the three-month periods ended June 30, 1998 and 1997 was $491,000 and $1.8 million, respectively.

     Comprehensive income (loss) for the six-month periods ended June 30, 1998 and 1997 was $842,000 and $885,000, respectively. The following summarizes the components of other comprehensive income:


AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Notes to Financial Statement
Consolidated Interim Statements of Comprehensive Income  (unaudited)

                                                            The six months ended
                                                                   June 30,
                                                               1998       1997
                                                              ----------------
                                                          (Dollars in thousands)
Unrealized gains (losses) on Securities:
Unrealized net holding gains (losses) arising during
  the six months ended June 30, 1998 and 1997,
  respectively, net of tax (pre-tax amount of $393
  and ($388), respectively) ...........................    $   236   ($  233)
Reclassification adjustment for net (gains) losses
  realized in net income during the six months ended
  June 30, 1998 and 1997, net of tax (pre-tax amount
  of $105 and ($177), respectively) ...................         63      (106)
                                                             -------   -------
Other comprehensive income (loss) during the six
  months ended June 30, 1998 and 1997, respectively ...    $   299   ($  339)
                                                             =======   =======

                                                         The three months ended
                                                                  June 30,
                                                             1998        1997
                                                           ------------------
                                                         (Dollars in thousands)
Unrealized gains (losses) on Securities:
Unrealized net holding gains (losses) arising during
  the three months ended June 30, 1998 and 1997,
  respectively, net of tax (pre-tax amount of $545
  and $2,148, respectively) ...........................   $   327      $ 1,289
Reclassification adjustment for net (gains) losses
  realized in net income during the three months ended
  June 30, 1998 and 1997, net of tax (pre-tax amount
  of $112 and ($178), respectively) ...................        67         (107)
                                                          -------       -------
Other comprehensive income during the three months
  ended June 30, 1998 and 1997, respectively ..........   $   394      $ 1,182
                                                          =======      =======

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

(8)  SFAS 133

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

(9)  Acquisition

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


Acquisition

     On April 23, 1998, the Company signed an agreement to merge AFSALA Bancorp, Inc. (AFSALA) with the Company. Under the terms of the agreement, each AFSALA share will be converted into 1.07 shares of the Company in a tax-free stock for stock exchange, for a total value of approximately $30 million. The acquisition is expected to be completed in the fourth quarter of 1998. AFSALA had total assets of $166 million and deposits of $139 million as of March 31, 1998. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of operations of AFSALA will be included with the Company's, beginning with the date of acquisition. Consummation of the merger is subject to satisfaction of a number of conditions, including, amoung other things, stockholders' and regulatory approval. The special meetings of the shareholders of Ambanc and AFSALA will be held on September 1 and September 3, respectively. Closing is expected to occur early in the fourth quarter.

     A Form S-4 was filed electronically with the SEC on July 23, 1998 and can be accessed at www.sec.gov, under EDGAR Database. The Form S-4 contains more detailed information pertaining to the pending merger.

Settlement With Shareholder

     On August 11, 1998, the Company and AFSALA announced that they had reached an agreement with Seymour Holtzman, a stockholder of both companies, regarding the pending merger of the two companies.

     Mr. Holtzman has agreed to drop all litigation against Ambanc, refrain from any future litigation against both companies until at least January 1, 2000, fully support and vote for the pending merger of Ambanc and AFSALA and vote for Ambanc's nominees for director and avoid becoming involved with any other hostile action at the annual meeting of Ambanc stockholders to be held in 1999.

     In return, Ambanc has agreed to retain Sandler O'Neill & Partners, L.P., its regular investment banker, to seek ways to maximize shareholder value following completion of the merger, including the possible merger of the combined companies with a third party. If Ambanc has not entered into a merger or acquisition agreement with a third party acquiror on or before April 1, 1999, or a merger or acquistion is not consummated, Ambanc has agreed to appoint to the Ambanc board two persons from a list of at least four persons selected by Mr. Holtzman. Finally, Ambanc and AFSALA have agreed to reimburse Mr. Holtzman $80,000 for a portion of his expenses incurred in the litigation with Ambanc and his actions with respect to the merger.


Year 2000 ("Y2K") Issues

     Year 2000 issues are the result of computer programs having been written using two digits rather than four to define the applicable year. Any of the Company's programs that have time sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a major system failure or miscalculations. The Company is also aware of these risks to third parties, including vendors (and to the extent appropriate, depositors and borrowers), and the potential adverse impact on the Company that could result from failures by these parties to adequately address the Year 2000 issues.

     The Company has established a Y2K Committee to conduct a comprehensive review of its computer systems to identify the systems that could be affected by the Y2K problem. The Y2K Committee reports on a monthly basis to the Board of Directors as to the Company's status in resolving any Year 2000 issues.

     To date, the Y2K Committee has received Year 2000 compliance certifications/progress forms from approximately 70% of the Company's vendors. Of the responses received, 60% of the vendors have certified that they are Y2K compliant with the remaining 40% informing the Company of their progress and anticipated compliance dates; however, no assurance can be given as to the adequacy of such plans or to the timeliness of their implementation. Responses have been received from all mission critical vendors and periodic updates will be requested.

     Final versions of the Company's Y2K customer evaluation forms and the associated risk analysis have been completed. Mission critical borrowers are being contacted to ensure that they complete the evaluation and risk analysis. The assessment of the Company's commercial borrowers' Y2K readiness has a targeted completion date of September 30, 1998.

     The Company will be conducting its Y2K test with its primary outside data processing service bureau in August 1998. However, due to the Company's pending merger with AFSALA and certain issues pertaining to software and vendors to be retained post-merger, the Company will complete a limited testing program during the remainder of 1998 on other software applications.

     The Y2K Committee has initiated the development of contingency plans to address the actions that may be needed to be taken by the Company under various "what if" scenarios, e.g. "what if" the Company's primary outside data processing service bureau failed to be Y2K compliant on January 1, 2000. The target date for completion of the contingency plans is December 31, 1998. In addition, the Company's contingency plans will be modified as appropriate when decisions pertaining to the pending merger with AFSALA are finalized.

     Based on the Company's current knowledge and investigations, the expense of the year 2000 problem as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations. Furthermore, the Company expects any corrective measures required to be prepared for the Year 2000 to be implemented on a timely basis.


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

     The Company recorded net income of $97,000, or $0.03 per diluted share, for the quarter ended June 30, 1998 and $543,000, or $0.14 per diluted share, for the six months ended June 30, 1998. In the corresponding periods in 1997, the Company had net income of $572,000, or $0.14 per diluted share, and $1.2 million, or $0.30 per diluted share, respectively.

     The decline in net income for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 was attributable primarily to a $399,000 charge against operating results related to the termination and consulting agreements entered into with the former President and CEO and $159,000 in legal fees incurred by the Company to defend against legal actions initiated by a shareholder. Also contributing to the decline in earnings were losses on securities transactions of $112,000 and $105,000 for the quarter and year-to-date periods, respectively, compared to gains on securities transactions of $178,000 and $177,000 in the same 1997 periods. Core income before taxes, which excludes these items, for the three months ended June 30, 1998 was approximately $839,000 compared to $711,000 in the prior year's quarter and for the six months ended June 30, 1998, core income before taxes was $1.6 million compared to $1.8 million in 1997.

                             RESULTS OF OPERATIONS


Comparison of Operating Results for the Quarters Ended June 30, 1998 and 1997.


Net Interest Income

     Net interest income before provision for loan losses for the quarter ended June 30, 1998 was $3.8 million, a decrease of $160,000 or 4.0%, from $4.0 million in 1997. Total interest and dividend income increased by $322,000 while total interest expense increased by $482,000.

     The increase in total interest and dividend income resulted mainly from growth by $34.2 million, or 13.2%, in the average volume of loans for the quarter ended June 30, 1998 as compared to the same quarter in 1997. The increase in average loan volume is primarily related to the purchase of $31.9 of residential loans located outside of the Bank's primary market area. See also
"Liquidity and Funding." The positive effect derived from the increase in average loan volume was slightly offset by a decline of 10 basis points to 7.72% in the average rate earned on loans resulting in a net increase in interest income from loans of $593,000, or 11.7%. The decline in the yield on loans is partially due to the amortization of the premiums paid for the previously noted purchased loans. The increase in loan interest was partially offset by a decrease of $171,000 in interest income earned on securities available for sale ("securities") and a net decline of $99,000 from other interest earning assets, primarily federal funds sold.

     The decrease in interest income on securities was mainly due to a 75 basis points decrease in the average rate earned to 6.49%, the result of the general decline in market interest rates from June 1997 to June 1998. The lower rate environment produced an acceleration in mortgage prepayments on mortgage backed securities (approximately 74% of total securities) and redemptions on callable securities. The reinvestments of the cash flows generated from securities were made at the lower prevailing interest rates that were in effect on the date of the reinvestment.

     The increase in total interest expense was due mainly to an increase in the interest paid on borrowered funds (advances from FHLB and other borrowed funds) of $491,000. The increase in the interest paid on borrowered funds resulted from an increase in the average volume of $38.1 million, partially offset by a decline in the average rate paid to 5.84% for the quarter ended June 30, 1998 from 6.11% in the comparable 1997 quarter. The increase in average borrowed funds was primarily used to fund the above noted purchased loans. See also "Liquidity and Funding."

     Ambanc Holding Co., Inc. operates in an environment of intense competition for deposits and loans and due to this heightened level of competition to attract and retain customers, the Company must continue to offer competitive interest rates on loans and deposits. As a consequence of these competitive pressures, from time-to-time, the relative spreads between interest rates earned and interest rates paid will tighten, exerting downward pressure on net interest income. However, management does not want to curtail growth in the Company's customer base for loans and deposits, especially core deposits, and the positive benefits to be derived from them by offering non-competitive interest rates. Management believes that the longer-term benefits that should be realized from this strategy will outweigh the shorter-term costs associated with attracting, cross-selling and retaining an expanding customer base.

     Between June 30, 1997 and 1998, the number of transaction accounts (comprised of commercial and retail demand deposit accounts, NOW accounts and money market fund accounts) increased by 1200 accounts, or 5.20%, to 24,283 accounts and the balances in these accounts increased by approximately $6.6 million, or 12.89% to $57.4 million. The number of commercial and retail demand deposits grew by 999 accounts, or 5.59%, and the related balances increased by $4.2 million, or 17.98%, to $27.7 million at June 30, 1998 from $23.5 million at June 30, 1997. The Company's growing core deposit customer base provides Ambanc with the potential for future, profitable customer relationships, which should enhance shareholder value.


Provision for loan losses

     The provision for loan losses declined by $50,000, or 18.2%, to $225,000 for the three months ended June 30, 1998, from $275,000 in 1997. The reduction in the provision was primarily attributable to the improved quality of the loan portfolio, as reflected by a reduction of $102,000 in net loan charge-offs to $87,000 during the three months ended June 30, 1998, as compared to $189,000 in the same period in 1997.


Non-interest income

     Total  non-interest  income  decreased  by  $258,000  due to net  losses on securities transactions during the quarter ended June 30, 1998 of $112,000 compared to net gains on securities transaction of $178,000 in the corresponding quarter of 1997.

     Service charges on deposit accounts increased by $57,000 due mainly to price increases in certain service charges. Partially offsetting the increase in service charges was a decrease in other non-interest income of $25,000 due primarily to the receipt in April 1997 of $25,000 from the New York State Superintendent of Banks in partial payment of a claim against Nationar compared to the final payment received against the claim of $9,000 in April 1998. Also contributing to the decrease in other non-interest income was a decline of $11,000 in commissions received on the sale of mutual funds and annuities by the Company's subsidiary, ASB Insurance Agency, Inc.


Non-interest expense

     Total non-interest expense for the quarter ended June 30, 1998, as compared to the corresponding quarter in 1997, increased by $352,000 attributable to the previously mentioned $399,000 incurred in connection with the termination and consulting agreements entered into with the former President and CEO and the $159,000 in legal expenses incurred by the Company to defend against litigation initiated by a shareholder. While it is anticipated that the legal costs associated with defending against legal action initiated by this shareholder will continue into the third quarter of 1998, the Company announced a settlement with this shareholder on August 11, 1998. See also "Settlement with Shareholder".

     Excluding the above mentioned charges, total adjusted non-interest expense decreased by $205,000, or 6.19%, to $3.1 million for the quarter ended June 30, 1998, from $3.3 million the prior year. The improvement in total adjusted non-interest expense was attributable primarily to a decrease by $120,000 in real estate owned and repossessed assets expenses, net.

Income Taxes

     Income tax expense decreased by $245,000 to $72,000 primarily due to the decline in income before taxes to $169,000 from $889,000 in the second quarter of 1997.


Comparison of Operating Results for the Six Months Ended June 30, 1998 and 1997.


Net Interest Income

     Net interest income before provision for loan losses for the six months ended June 30, 1998 was $7.7 million, a decline of $318,000, or 4.0%, when compared to the comparable period in 1997. Total interest and dividend income increased by $656,000 while total interest expense increased by $974,000.

     The increase in total interest and dividend income was due primarily to growth of $34.6 million, or 13.6%, in the average volume of loans for the six months ended June 30, 1998 as compared to the like 1997 period. The positive effect derived from the increase in the average loan volume was offset slightly by a decrease of 10 basis points to 7.77% in the average rate earned on loans resulting in a net increase in interest income from loans of $1.2 million. As discussed above, the growth in average loans was primarily related to the purchase of loans. The increase in loan interest was partially offset by a decrease of $424,000 in interest income earned on securities available for sale ("securities") mainly due to a decline of 61 basis points in the average rate earned to 6.64%, the result of the general decline in market interest rates from June 1997 to 1998. The lower rate environment produced an acceleration in mortgage prepayments on mortgage backed securities (which represent approximately 74% of the total securities portfolio) and redemptions on callable securities. The reinvestments of the cash flows generated from securities were made at the lower interest rates that were in effect on the date of reinvestment.

     The increase in total interest expense was primarily due to an increase in the interest paid on borrowed funds by $621,000 to $3.6 million, the result of a $22.9 million increase in the average volume of borrowed funds (advances from FHLB and other borrowed funds) partially offset by a decrease of 11 basis points in the average rate paid to 5.95% from 6.06%. The increase in average borrowed funds was primarily used to fund the above noted purchased loans. Interest expense on certificates of deposit increased by $386,000 the result of an $11.1 million increase in the average volume of certificates of deposit accompanied by an increase in the average rate paid to 5.74%, an increase of 8 basis points over the average rate paid for the six months ended June 30, 1997.


Provision for loan losses

     The provision for loan losses decreased by $188,000 to $450,000 for the six months ended June 30, 1998, as compared to 1997, the result of the improved quality of the Company's loan portfolio, as reflected in the reduction in loan charge-offs during the six months ended June 30, 1998, as compared to the same period in 1997. See also "Asset Quality."

Non-interest income

     Total non-interest income for the six months ended June 30, 1998, compared to 1997, declined by $167,000 to $536,000. The decrease in total non-interest income was primarily attributable to net losses on securities transactions of $105,000 in 1998 compared to net gains in 1997 of $177,000.

     Service charges on deposit accounts increased by $88,000, or 23.4%, due mainly to price increases in certain service charges.


Non-interest expense

     Total non-interest expense for the six months ended June 30, 1998 increased to $6.8 million compared to $6.1 million for the same period in 1997, an increase of $691,000 or 11.3%. This increase resulted primarily from the previously mentioned $399,000 cost incurred in connection with the termination and consulting agreements entered into with the former President and CEO and the $159,000 in legal expenses incurred by the Company to defend against litigation initiated by a shareholder.

     Salaries, wages and payroll taxes increased by $108,000 to $2.2 million. Salaries and wages related to the three branch offices opened in May 1997 accounted for approximately $43,000 of the total increase in salaries and wages. The remainder of the increase was attributable to other additions to staff, salary increases related to promotions, and normal merit and cost of living adjustments.

     Expenses related to employee benefits increased by $155,000, or 20.0%, to $927,000 for the six months ended June 30, 1998, when compared to the corresponding period in 1997. This increase was primarily related to increased costs associated with stock based compensation plans partially offset by a net decline in all other employee benefit costs.

     Total occupancy and equipment expense increased by $100,000, or 14.1%, to $811,000 for the six months ended June 30, 1998, when compared to the six months ended June 30, 1997. The opening of three branch offices during the three months ended June 30, 1997, was the primary reason for the increase.


Income Taxes

     Income tax expense for the six-months ended June 30, 1998, decreased by $307,000 to $434,000 primarily due to the decline in income before taxes to $977,000 from $2.0 million in the comparable 1997 period.


                               FINANCIAL CONDITION

     The Company's total assets at June 30, 1998, were $565.4 million, an increase of $54.9 million, or 10.8%, compared to total assets of $510.4 million at December 31, 1997. The growth in total assets was primarily attributable to increases in loans and securities available for sale, which increased by $40.4 million and $17.6 million, respectively. See also "Liquidity and Funding."

     Total deposits at June 30, 1998, were $321.7 million, a decrease of $11.6 million, or 3.5%, from $333.3 million at December 31, 1997. The decrease in total deposits was attributable primarily to a $18.8 million, or 10.2%, decrease in certificates of deposit.

     Total shareholders' equity decreased $2.8 million to $58.4 million, primarily due to the repurchase of common stock totaling $4.0 million and the payment of a cash dividends of $502,000 partially offset by net income from operations of $543,000 for the six months ended June 30, 1998. Including unallocated ESOP shares and unvested restricted RRP shares as outstanding, the book value per share was $14.22 at June 30, 1998 compared to $14.21 at December 31, 1997. Additionally, excluding the tax-effected unrealized gains (losses) on securities available for sale, the book value per share at June 30, 1998 was $14.21 compared to $14.28 at December 31, 1997.


Liquidity and Funding

     The Company's primary sources of funds for operations are deposits from its market area, principal and interest payments on loans and securities available for sale, proceeds from the sale and maturity of securities available for sale, advances from the FHLB of New York, and securities sold under agreements to repurchase. While maturities and scheduled amortization of loans and securities are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions, and competition.

     The primary investing activities of the Company are the origination of loans and the purchase of securities, and to a lesser extent, the purchase of loans. During the six months ended June 30, 1998, the Bank's loan originations totaled $36.0 million. The Company purchased securities available for sale of $138.6 million and also purchased whole loans of approximately $31.9 million during the same six month period. The purchased loans consisted of residential loans generally located outside of the Bank's primary market area.

     The primary financing activity of the Bank is the attraction of deposits. However, during the six months ended June 30, 1998, the Bank's deposits decreased by $11.6 million from December 31, 1997, primarily certificates of deposit (CDs), which decreased $18.8 million. Management believes that the decrease in CDs during the six months ended June 30, 1998 resulted primarily from the holders of maturing certificates of deposit pursuing alternative investments to obtain better returns.

     In the event the attraction of deposits is not sufficient to fund an expansion in interest earnings assets or when the level of market interest rates for CDs is higher than the cost of borrowed funds, the Bank may utilize advances from the Federal Home Loan Bank ("FHLB") and other types of borrowed funds to fund interest earning asset growth. During the six months ended June 30, 1998, the Bank increased its borrowed funds by $68.2 million. Advances from the FHLB increased by $26.5 million and securities sold under agreements to repurchase ("repos") increased by $41.7 million. The Bank has added $50.0 million in callable repos with the FHLB to its borrowed funds. The FHLB repos all mature in 10 years with call dates ranging from one year to three years and fixed rates that range from a low of 5.01% to a high of 5.33%. The FHLB repos were used primarily to fund the purchase of whole loans.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4%. The Bank's average daily liquidity ratio for the month of June 1998 was 16.3%.

     The Bank's most liquid assets are cash and cash equivalents, which include federal funds sold and bank deposits. The level of these assets is dependent on the Bank's operating, financing, and investing activities during any given period. At June 30, 1998, cash and cash equivalents totaled $6.0 million, compared to $10.2 million at December 31, 1997. The decrease resulted from a decline of $4.2 million in cash and bank deposits.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At June 30, 1998, the Bank had commitments to originate loans of $11.4 million as well as undrawn commitments of $6.3 million on home equity and other lines of credit. The Bank has no commitments to purchase additional loans at June 30, 1998. Certificates of deposit that are scheduled to mature in one year or less at June 30, 1998, totaled $105.6 million. Management believes that a significant portion of such deposits will remain with the Bank. However, if the Bank is not able to maintain its historical retention rate on maturing certificates of deposit, it may consider employing one or more of the following strategies: increase its borrowed funds position to compensate for the deposit outflows; increase the rates it offers on these deposits in order to maintain or increase the retention rate on maturing CDs and/or to attract new deposits; or, attempt to increase certificates of deposit through the use of deposit brokers. Depending on the level of market interest rates at the CD renewal dates, the implementation of one or a combination of these strategies could result in higher or lower levels of net interest income and net earnings.

     The Company also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, as well as for the payment of any dividends to shareholders. The primary source of liquidity on an ongoing basis is dividends from the Bank. The Bank paid its first cash dividend to the Company on March 31, 1998, in the amount of $5.0 million.


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

     At June 30, 1998, the Bank had $45.8 million of tangible and core capital, respectively, or 8.21% of adjusted total assets, which was approximately $37.5 million and $29.1 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets in effect on that date. On June 30, 1998, the Bank had risk-based capital of $48.8 million (including $45.8 million in core capital and $3.0 million in qualifying supplementary capital) or 20.6% of risk-weighted assets of $237.6 million. The Bank's risk-weighted capital was $29.8 million above the 8.0% requirement in effect on that date.


ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Generally, loans are placed on non-accrual status when the loan is 90 days or more delinquent or when management has determined that the collection of principal and/or interest in full has become doubtful.

When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status, interest is recognized only when received. Accruing loans delinquent 90 days or more include FHA insured loans, VA guaranteed loans, and loans that are in the process of negotiating a restructuring with the Bank, excluding troubled debt restructurings (TDRs), or where the Bank believes that the outstanding loan balance plus accrued interest and late fees will be paid-in-full within a relatively short period of time. Foreclosed assets include assets acquired in settlement of loans.

                                                June 30,        December 31,
                                                 1998               1997
                                               --------           --------
                                                       (In thousands)
Non-accruing loans:
   One-to four-family ......................   $  899             $  843
   Multi-family ............................      153                 28
   Commercial real estate ..................      290                265
   Consumer ................................      146                293
   Commercial Business .....................      201                447
                                               ------             ------
     Total .................................    1,689              1,876
                                               ------             ------
Accruing loans delinquent more than 90 days:
   One-to four-family ......................      359                280
   Multi-family ............................      --                 --
   Commercial real estate ..................      109                 13
   Consumer ................................      --                   2
   Commercial Business .....................      --                 156
                                               ------             ------
     Total .................................      468                451
                                               ------             ------
Troubled debt restructured loans:
   One-to four-family ......................       86                 86
   Multi-family ............................      --                  34
   Commercial real estate ..................      752                761
   Consumer ................................      --                 --
   Commercial Business .....................      339                 50
                                               ------             ------
     Total .................................    1,177                931
                                               ------             ------
Total non-performing loans .................    3,334              3,258
                                               ------             ------
Foreclosed assets:
   One-to four-family ......................        3                 69
   Multi-family ............................      --                 --
   Commercial real estate ..................      --                 --
   Consumer ................................       60                 74
   Commercial Business .....................      --                 --
                                               ------             ------
     Total .................................       63                143
                                               ------             ------
Total non-performing assets ................   $3,397             $3,401
                                               ======             ======
Total as a percentage of total assets ......     0.60%             0.67%

     There were no material changes in non-performing assets since December 31, 1997.

Allowance for Loan Losses

     The allowance for loan losses is increased through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans that are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. Management believes that the allowance for loan losses is adequate to absorb losses that are inherent in the loan portfolio at June 30, 1998. The following table sets forth an analysis of the Company's allowance for loan losses.
                                                 For the six months
                                                    ended June 30,
                                                  1998         1997
                                                ---------   ---------
                                                    (In thousands)
Balance at beginning of period .............    $ 3,807      $ 3,438

Charge-offs:
     One- to four-family ...................         (6)          (5)
     Multi Family ..........................        --           (12)
     Commercial Real Estate ................        --           (50)
     Consumer ..............................       (176)        (193)
     Commercial Business ...................        (25)         (66)
                                                -------      -------
        Total Charge offs ..................       (207)        (326)

Recoveries:
     One- to four-family ...................          1          --
     Multi Family ..........................        --           --
     Commercial Real Estate ................        --             4
     Consumer ..............................         28           31
     Commercial Business ...................         11           13
                                                -------       -------
        Total Recoveries ...................         40           48

Net Charge-offs ............................       (167)        (278)

Provisions charged to operations............        450          638
                                                -------       -------
Balance at end of period ...................    $ 4,090      $ 3,798
                                                =======       =======
Ratio of net charge-offs during
 the period to average loans
 outstanding during period .................       0.06%        0.11%

Ratio of allowance for loan losses ("ALL")
 to total loans at period end ..............       1.26%        1.40%

Ratio of ALL to non-performing loans
 at period end .............................     122.68%      137.01%

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

     The composition of the Bank's balance sheet results in maturity mis-matches between interest-earning assets and interest-bearing liabilities. The scheduled maturities of the Bank's fixed rate interest-earning assets are longer than the scheduled maturities of its fixed rate interest-bearing liabilities. This mis-match exposes the Bank to interest rate risk. In a rising rate scenario, as measured by the Office of Thrift Supervision ("OTS") interest rate risk exposure simulation model, the estimated market or portfolio value ("PV") of the Bank's assets would decline in value to a greater degree than the change in the PV of the Bank's liabilities, thereby reducing net portfolio value ("NPV"), the estimated market value of its shareholders' equity.

     As of December 31, 1997, under a rate shock scenario of plus 200 basis points ("bp"), the Bank's pre-shock NPV ratio (NPV as of % of PV of assets) was estimated in the OTS model to be 10.89%. The post-shock NPV ratio was estimated to be 6.78%, a decline of 411 bp. As of March 31, 1998, the most recent report available, the Bank's sensitivity to interest rate changes increased slightly. The post-shock ratio for a 200 bp increase in market interest rates as of March 31, 1998 was estimated to be 5.33%, a decrease of 439 bp from the pre-shock NPV ratio estimate of 9.72%.

     In order to lessen its exposure to interest rate risk, the Bank has initiated a program to lengthen the maturities of its fixed rate interest-bearing liabilities through the use of callable repos with the FHLB. See "Liquidity and Funding," herein.

     Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.


Part II - Other Information

Item 1.  Legal Proceedings

     In the ordinary course of business, the Company and the Bank are subject to legal actions which involve claims for monetary relief. Management, based on advice of counsel, does not believe that any currently known legal actions, individually or in the aggregate will have a material effect on its consolidated financial condition or results of operation.

     The Company has incurred significant legal costs in connection with defending against legal actions initiated by a shareholder, and will incur additional legal expenses in the third quarter of 1998. See also "Non-interest expense for the quarters ended June 30, 1998 and 1997." The Company announced a settlement with the shareholder on August 11, 1998. See also "Settlement with Shareholder."

Item 4.  Submission of Matters to a Vote of Security Holders

     Ambanc Holding Co., Inc.'s Annual Meeting of Shareholders was originally scheduled for May 22, 1998 but was reconvened on June 12, 1998.

     Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     With respect to management's nominees, voting was as follows: Lauren T. Barnett, For - 2,181,681, Withheld - 582,919; Charles S. Pedersen, For - 2,235,634, Withheld - 528,966; Robert J. Brittain, For - 2,228,837, Withheld - 535,763.

     Proxies were also solicited at the annual meeting for the ratification of the appointment of KPMG Peat Marwick LLP as independent auditors of the Company. The proposal was adopted, with 2,502,878 shares voting For, 244,687 shares voting Against, and 16,635 shares Abstaining.

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits as required by Item 601 of Regulation S-K.

            Financial data schedule, Exhibit #27

    (b)   Reports on Form 8-K

            Current reports on Form 8-K were filed April 29, May 14, June 8, June 12, and July 1, July 1, July 7, and August 11, 1998.

      (i) April 29, 1998, press release regarding Ambanc Holding Co., Inc. to Merge with AFSALA Bancorp.

      (ii) May 14, 1998, press release regarding Ambanc Holding Co., Inc. First Quarter Earnings.

      (iii) June 8, 1998, press release regarding Ambanc Holding Co., Inc. Quarterly Cash Dividend.

      (iv) June 12, 1998, press release regarding Ambanc Holding Co., Inc. Second Favorable Court Decision.

      (v) July 1, 1998, press release regarding Ambanc Holding Co., Inc. Retirement of President and CEO.

      (vi) July 1, 1998, press release regarding Ambanc Holding Co., Inc. Change in Directors' Compensation.

      (vii) July 7, 1998 press release regarding Ambanc Holding Co., Inc. Freeze on Executive Managers' Compensation.

     (viii) August 11, 1998, press release regarding Ambanc Holding Co., Inc. settlement with Seymour Holtzman.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.


/s/ Lauren T. Barnett


Lauren T. Barnett
President and Chief Executive Officer
(Principal Executive Officer)
Date:        , 1998


/s/ Harold A. Baylor, Jr.


Harold A. Baylor, Jr.
Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)
Date:        , 1998