Form 10-Q
period 1998-09-30
AMBANC HOLDING CO INC
filed 1998-11-13
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended September 30, 1998
                                         --------------
                                       or

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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at November 13, 1998
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,095,164

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 1998



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Interim Statements of Income for the three months and nine months ended September 30, 1998 and 1997.............. 3

               Consolidated Interim Statements of Financial Condition at
               September 30, 1998 and December 31, 1997....................... 4

               Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 1998 and 1997.............................. 5

               Summarized Notes to Consolidated Interim Financial Statements.. 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................10

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....21

Part II.   OTHER INFORMATION..................................................21

Item 1.        Legal Proceedings..............................................21

Item 6.        Exhibits and Reports on Form 8-K...............................22

SIGNATURES....................................................................23

EXHIBITS INDEX................................................................25

Part I.   Financial Information

Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share amounts)

                                                                Nine Months         Three Months
                                                             Ended September 30,  Ended September 30,
                                                              1998       1997      1998       1997
                                                             -----------------    -----------------
Interest and dividend income:
   Loans ................................................   $17,473    $15,359   $ 6,321    $ 5,415
   Securities available for sale ........................    10,082     10,394     3,349      3,237
   Federal funds sold ...................................       262        377       172        119
   Federal Home Loan Bank stock .........................       242        145       113         56
                                                            -------    -------   -------    -------
     Total interest and dividend income .................    28,059     26,275     9,955      8,827
                                                            -------    -------   -------    -------
Interest Expense:
   Deposits .............................................    10,072     10,017     3,268      3,566
   Borrowings ...........................................     6,192      4,349     2,602      1,380
                                                            -------    -------   -------    -------
     Total interest expense .............................    16,264     14,366     5,870      4,946
                                                            -------    -------   -------    -------
     Net interest income ................................    11,795     11,909     4,085      3,881
Provision for loan losses ...............................       675        863       225        225
                                                            -------    -------   -------    -------
     Net interest income after provision
       for loan losses ..................................    11,120     11,046     3,860      3,656
                                                            -------    -------   -------    -------
Non-interest income:
   Service charges on deposit accounts ..................       714        580       250        204
   Net gains (losses) on securities transactions ........      (165)       505       (60)       328
   Other ................................................       223        190        49         45
                                                            -------    -------   -------    -------
     Total non-interest income ..........................       772      1,275       239        577
                                                            -------    -------   -------    -------
Non-interest expense:
   Salaries, wages and benefits .........................     4,713      4,418     1,558      1,527
   Occupancy and equipment ..............................     1,197      1,131       386        420
   Data processing ......................................       941        875       328        290
   Federal deposit insurance premium ....................        31         29        10         10
   Correspondent bank processing fees ...................       104         95        37         31
   Real estate owned and repossessed assets expenses, net        19        291        (2)        48
   Professional fees ....................................       507        365       147        109
   Consulting and termination cost of former executive...       399          0         0          0
   Other ................................................     2,225      1,964       856        610
                                                            -------    -------   -------    -------
     Total non-interest expenses ........................    10,136      9,168     3,320      3,045
                                                            -------    -------   -------    -------
Income  before taxes ....................................     1,756      3,153       779      1,188
Income tax expense ......................................       735      1,193       301        452
                                                            -------    -------   -------    -------
     Net income .........................................   $ 1,021    $ 1,960   $   478    $   736
                                                            -------    -------   -------    -------
Net income per common share - basic .....................   $  0.27    $  0.49   $  0.13    $  0.19
Net income per common share - diluted ...................   $  0.27    $  0.49   $  0.13    $  0.19

See accompanying notes to consolidated interim financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands)                                  Sept. 30,   December 31,
                                                           1998        1997
                                                        ------------------------
                              Assets

Cash and due from banks ...............................$   5,985    $  10,225
Federal funds sold ....................................    8,100         --
                                                        --------     --------
     Cash and cash equivalents ........................   14,085       10,225

Securities available for sale, at fair value ..........  193,991      205,842
Loans receivable, net of unamortized fees .............  334,573      284,930
     Allowance for loan losses ........................   (4,199)      (3,807)
                                                        --------      -------
     Loans receivable, net ............................  330,374      281,123
                                                        --------      -------
Accrued interest receivable ...........................    3,260        3,734
Premises and equipment, net ...........................    2,752        3,121
Federal Home Loan Bank of New York stock, at cost .....    6,650        3,291
Real estate owned and repossessed assets ..............       98          143
Other assets ..........................................    3,044        2,965
                                                        --------      -------
     Total assets .....................................$ 554,254    $ 510,444
                                                       =========    =========

               Liabilities and Shareholders' Equity

Liabilities:
   Deposits ...........................................$ 314,233    $ 333,265
   Advances from borrowers for taxes and insurance ....      900        1,902
   Advances from FHLB .................................   20,000       12,300
   Securities repurchase agreements....................  155,450       99,250
   Accrued interest payable ...........................    1,521          819
   Accrued expenses and other liabilities .............    2,052        1,706
                                                        --------      -------
     Total liabilities ................................  494,156      449,242
                                                        --------      -------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at September 30, 1998 and
    December 31, 1997 .................................      --           --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,422,250  shares issued at September 30,
    1998 and December 31, 1997 ........................       54           54
   Additional paid in capital .........................   52,735       52,385
   Retained earnings, substantially restricted ........   26,731       26,458
   Treasury Stock, at cost (1,317,086 shares at September
    30, 1998  and  1,115,832 shares at December 31, 1997)(16,510)     (12,585)
   Common stock acquired by ESOP ......................   (2,937)      (3,303)
   Unearned RRP shares issued .........................   (1,195)      (1,533)
   Accumulated other comprehensive income .............    1,220         (274)
                                                        --------      -------
     Total shareholders' equity .......................   60,098       61,202
                                                        --------      -------
     Total liabilities and shareholders' equity .......$ 554,254    $ 510,444
                                                       =========    =========

See accompanying notes to consolidated interim financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)                                      For the nine months
                                                            ended September 30,
                                                              1998         1997
                                                            -------------------
Increase (decrease) in cash and cash equivalents:
 Cash flows provided by operating activities:
  Net income ............................................   $ 1,021     $ 1,960
  Adjustments to reconcile net income  to net
   cash provided by operating activities:
   Depreciation and amortization ........................       504         473
   Provision for loan losses ............................       675         863
   Provision for losses and writedowns on
    real estate owned and repossessed assets ............         7         169
   ESOP compensation expense ............................       635         551
   RRP expense ..........................................       338           0
   Net (gains) losses on securities transactions ........       165        (505)
   Net (gain) loss on sale of real estate owned
    and repossessed assets ..............................        (7)         17
   Net amortization on  securities ......................       827         230
   (Increase) decrease in accrued interest receivable
    and other assets ....................................      (556)      2,041
   Decrease (increase) in due from broker ...............       --      (19,442)
   Increase (decrease) in accrued interest payable
    and other liabilities ...............................     1,048         425
   Increase (decrease) in due to broker .................       --       31,071
   Increase (decrease) in advances from borrowers
    for taxes and insurance .............................    (1,002)     (1,040)
                                                            -------     -------
    Net cash provided by operating activities ...........     3,657      16,813
                                                            -------     -------
Cash flows from investing activities:
   Proceeds from sales and redemptions of
    securities available for sale ........................  119,301     131,895
   Purchases of securities available for sale ............ (142,641)   (179,136)
   Proceeds from principal paydowns and
    maturities of securities available for sale ..........   36,689      37,277
   Purchase of FHLB stock ................................   (3,359)     (1,262)
   Net increase in loans made to customers ...............  (18,256)    (29,326)
   Loans purchased .......................................  (31,888)        --
   Purchases of premises and equipment....................     (105)       (931)
   Proceeds from sale of real estate owned and
    repossessed assets ...................................      262         459
                                                           --------    --------
   Net cash used by investing activities .................  (39,997)    (41,024)
                                                           --------    --------
(Continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued (unaudited)
(dollars in thousands)                                   For the nine months
                                                         ended September 30,
                                                          1998        1997
                                                         -------------------
Cash flows from financing activities:
 Net increase (decrease) in deposits ...............    (19,032)     32,576
 Advances from (repayments on) FHLB borrowings, net 7,700 (2,000) Increase (decrease) in securities repurchase
     agreements.....................................     56,200      (2,830)
 Purchase of treasury stock ........................     (3,976)     (3,488)
 Dividends paid ....................................       (748)       (215)
 Exercise of stock options .........................         56         --

                                                        -------     -------
Net cash provided by financing activities ..........     40,200      24,043
                                                        -------     -------
Net increase (decrease) in cash and cash equivalents      3,860        (168)
Cash and cash equivalents at beginning of period....     10,225      10,887
                                                        -------     -------
Cash and cash equivalents at end of period .........    $14,085     $10,719
                                                        =======     =======


Supplemental disclosures of cash flow information-cash paid during the year for:

      Interest .....................................    $15,563     $14,516
                                                        =======     =======

      Income taxes .................................    $   838     $ 1,045
                                                        =======     =======


Noncash investing activity:
 Net reduction in loans receivable resulting
 from the transfer to real estate owned and
 repossessed assets ................................    $   218     $   157
                                                        =======     =======

Adjustment of securities available for sale to
 fair value, net of tax ............................    $ 1,494    ($   121)
                                                        =======     =======

Noncash operating activity:
 Tax benefit from vesting of RRP shares ............    $    76         --
                                                        =======     =======

See accompanying notes to consolidated interim financial statements.

     SUMMARIZED NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) In management's opinion, the financial information, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the nine month periods ended September 30, 1998 and September 30, 1997 in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1997 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 1998.

(2) Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to the current period presentation.

(3)  Earnings Per Share

     On December 31, 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share". The statement supersedes Accounting Principles Board Opinion No. 15, "Earnings Per Share" and related interpretations. SFAS No. 128 requires dual presentation of Basic EPS and Diluted EPS on the face of the consolidated income statement for all entities with complex capital structures and specifies additional disclosure requirements. Basic earnings per share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unvested restricted stock awards are considered outstanding common shares and included in the computation of basic EPS as of the date that they are fully vested. Shares held by the Company's ESOP are not considered outstanding until released as collateral for the loan from the Company to the ESOP. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options) were exercised into common stock or resulted in the issuance of common stock. All prior period EPS data has been restated to conform to the provisions of this Statement.

     Calculations of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS) are as follows:

                                                            Weighted
                                                 Net         Average   Per Share
                                                Income       Shares     Amount
                                                  (Dollars in thousands,
                                                 except per share amounts)

For the nine months ended September 30, 1998

Basic EPS
Income available to common shareholders      $ 1,021       3,762,432     $ 0.27
                                              ======                      =====
Effect of Dilutive Securities
Stock options                                                54,833
RRP shares                                                   27,455
                                                             ------
Diluted EPS
Income available to common shareholders
  plus assumed conversions                     1,021       3,844,720       0.27
                                               =====       =========       ====

For the nine months ended September 30, 1997

Basic EPS
Income available to common shareholders      $ 1,960       3,977,375     $ 0.49
                                              ======                      =====
Effect of Dilutive Securities
Stock options                                                 13,178
RRP shares                                                     8,629
                                                              ------
Diluted EPS
Income available to common shareholders
  plus assumed conversions                     1,960       3,999,182       0.49
                                               =====       =========       ====

For the three months ended September 30, 1998

Basic EPS
Income available to common shareholders      $   478       3,701,018     $ 0.13
                                                ====                      =====
Effect of Dilutive Securities
Stock options                                                 31,083
RRP shares                                                    13,663
                                                              ------
Diluted EPS
Income available to common shareholders
  plus assumed conversions                       478       3,745,764       0.13
                                                 ===       =========       ====

For the three months ended September 30, 1997

Basic EPS
Income available to common shareholders      $   736       3,897,492     $ 0.19
                                                ====                      =====
Effect of Dilutive Securities
Stock options                                                 36,300
RRP shares                                                    23,642
                                                              ------
Diluted EPS
Income available to common shareholders
  plus assumed conversions                      736        3,957,434       0.19
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

     Comprehensive income (loss) for the three-month periods ended September 30, 1998 and 1997 was $1.7 million and $954,000, respectively.

     Comprehensive income (loss) for the nine-month periods ended September 30, 1998 and 1997 was $2.5 million and $1.8 million, respectively. The following summarizes the components of other comprehensive income:

                                                           The nine months ended
                                                                September 30,
                                                               1998       1997
                                                           ---------------------
                                                               (In thousands)
Unrealized gains (losses) on Securities:
Unrealized net holding gains (losses) arising during
 the nine months ended September 30, 1998 and 1997
 respectively,  net of tax (pre-tax amount of $2,325
 and $303), respectively) .................................   $1,395   $  182
Reclassification adjustment for net (gains) losses
 realized in net income during the nine months ended
 September 30, 1998 and 1997, net of tax (pre-tax
 amount of $165 and ($505), respectively) .................       99     (303)
                                                              ------   ------
Other comprehensive income (loss)  during the nine
 months ended September 30, 1998 and 1997, respectively ...   $1,494   ($ 121)
                                                              ======   ======

                                                          The three months ended
                                                                September 30,
                                                               1998       1997
                                                          ----------------------
                                                               (In thousands)
Unrealized gains (losses) on Securities:
Unrealized net holding gains (losses) arising during
 the three months ended September 30, 1998 and 1997
 respectively,  net of tax (pre-tax amount of $1,932
 and $692, respectively) .................................    $1,159   $  415
Reclassification adjustment for net (gains) losses
 realized in net income during the three months ended
 September 30, 1998 and 1997, net of tax (pre-tax
 amount of $60 and ($328), respectively) .................        36     (197)
                                                              ------   ------
Other comprehensive income (loss)  during the three
 months ended September 30, 1998 and 1997, respectively ..    $1,195   $  218
                                                              ======   ======

(5)  SFAS 125

     Effective January 1, 1998 the Company adopted the remaining provisions of SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which relate to the accounting for securities lending, repurchase agreements, and other secured financing activities. These provisions, which were delayed for implementation by SFAS No. 127, did not have a material impact on the Company.

(6)  SFAS 131

     In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". SFAS No. 131 establishes standards for reporting by public companies of operating segments within the company, disclosures about products and services, geographic areas and major customers. This statement is effective for the Company's 1998 annual financial reporting. Management believes that the adoption of SFAS No. 131 will not have an impact on the Company's consolidated financial statements.

(7)  SFAS 132

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions, "SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." Statement No. 132 standardizes the disclosure requirements of Statements No. 87 and No. 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other postretirement benefits. This statement is applicable to all entities and addresses disclosure only. The Statement does not change any of the measurement or recognition provisions provided for in Statement No. 87, No. 88, or No. 106. The Statement is effective for fiscal years beginning after December 15, 1997. Management anticipates providing the required disclosures in the December 31, 1998 consolidated financial statements.

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

(9)  Acquisition

     On April 23, 1998, the Company signed an agreement to merge AFSALA Bancorp, Inc. (AFSALA) with the Company. Under the terms of the agreement, each AFSALA share will be converted into 1.07 shares of the Company in a tax-free stock for stock exchange. The shareholders of Ambanc and AFSALA approved the merger at special meetings held on September 1 and 3, 1998, respectively. On October 27, 1998, the Office of Thrift Supervision approved the merger.

     The closing for the merger is scheduled for November 16, 1998. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of operations of AFSALA will be included with the Company's beginning with the date of acquistion. In addition, the assets and liabilities of AFSALA will be recorded by the Company at their respective fair values at the date of acquistion. As of September 30, 1998, AFSALA had total assets of $166.7 million.


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


Acquisition

     On April 23, 1998, the Company signed an agreement to merge AFSALA Bancorp, Inc. (AFSALA) with the Company. Under the terms of the agreement, each AFSALA share will be converted into 1.07 shares of the Company in a tax-free stock for stock exchange. The shareholders of Ambanc and AFSALA approved the merger at special meetings held on September 1 and 3, 1998, respectively. On October 27, 1998, the Office of Thrift Supervision approved the merger.

     The closing for the merger is scheduled for November 16, 1998. The acquisition will be accounted for under the purchase method of accounting. Accordingly, the results of operations of AFSALA will be included with the Company's beginning with the date of acquistion. In addition, the assets and liabilities of AFSALA will be recorded by the Company at their respective fair values at the date of acquistion. As of September 30, 1998, AFSALA had total assets of $166.7 million.

     A Form S-4 was filed electronically with the SEC on July 23, 1998 and can be accessed at www.sec.gov, under EDGAR Database. The Form S-4 contains more detailed information pertaining to the pending merger. Upon closing, the Company's federal savings bank subsidiary will operate under the name Mohawk Community Bank.


Settlement With Shareholder

     On August 11, 1998, the Company and AFSALA announced that they had reached an agreement with Seymour Holtzman, a stockholder of both companies, regarding the pending merger of the two companies.

     Mr. Holtzman agreed to drop all litigation against Ambanc, refrain from any future litigation against both companies until at least January 1, 2000, fully support and vote for the merger of Ambanc and AFSALA and vote for Ambanc's nominees for director and avoid becoming involved with any other hostile action at the annual meeting of Ambanc stockholders to be held in 1999.

     In return, Ambanc agreed to retain Sandler O'Neill & Partners, L.P., its regular investment banker, to seek ways to maximize shareholder value following completion of the merger, including the possible merger of the combined companies with a third party. If Ambanc has not entered into a merger or acquisition agreement with a third party acquiror on or before April 1, 1999, or a merger or acquistion is not consummated, Ambanc has agreed to appoint to the Ambanc board two persons from a list of at least four persons selected by Mr. Holtzman. Finally, Ambanc and AFSALA have agreed to reimburse Mr. Holtzman $80,000 for a portion of his expenses incurred in the litigation with Ambanc and his actions with respect to the merger.


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

     The Company has established a Y2K Committee to conduct a review of its computer systems to identify the systems that could be affected by the Y2K problem. The Y2K Committee reports on a monthly basis to the Board of Directors as to the Company's status in resolving any Year 2000 issues.

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

     Final versions of the Company's Y2K customer evaluation forms and the associated risk analysis have been completed. A majority of the mission critical borrowers have been contacted to ensure that they complete the evaluation and risk analysis. To date, the majority of those contacted have indicated that they are not heavily reliant on computer systems and are, therefore, evaluated as a low risk pertaining to Y2K. A spreadsheet is being developed that will list all mission critical borrowers and their level of risk and will be monitored by the Company's Asset Classification Committee.

     The Company conducted its Y2K test with its primary outside data processing service bureau in August 1998. However, due to the Company's pending merger with AFSALA and certain issues pertaining to software and vendors to be retained post-merger, the Company will complete a limited testing program during the remainder of 1998 on other software applications.

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

     Based on the Company's current knowledge and investigations, the expense of the year 2000 problem as well as the related potential effect on the Company's earnings is not expected to have a material effect on the Company's financial position or results of operations. Furthermore, the Company expects corrective measures required to be prepared for the Year 2000 to be implemented on a timely basis.


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

     Unless otherwise noted, discussion of operating results for the three and nine-months ended September 30, 1998, are based on a comparison with the corresponding periods in 1997.

     The Company recorded net income of $478,000, or $0.13 per diluted share and $1.0 million, or $0.27 per diluted share, for the three and nine-months ended September 30, 1998, respectively. In the corresponding periods in 1997, the Company had net income of $736,000, or $0.19 per diluted share, and $2.0 million, or $0.49 per diluted share.

     The declines in net income for the three and nine-months ended September 30, 1998 were primarily attributable to losses on securities transactions in 1998 (compared to net gain in 1997) and certain nonrecurring charges against earnings in 1998. During the quarter ended September 30, 1998, the Company recorded net losses on the sales of securities of $60,000 compared to net gains of $328,000 in 1997. Also contributing to the decline in earnings in the third quarter of 1998 were charges against operating results of $132,000 that were incurred by the Company to defend against and settle legal actions initiated by a shareholder and a one-time charge of $67,000 to substantially modify repurchase agreements.

     During the nine-months ended September 30, 1998, the Company incurred net losses on securities transactions of $165,000 compared to net gains in 1997 of $505,000. Also contributing to the decline in earnings for the nine-months ended September 30, 1998 were charges of $291,000 related to the shareholder legal action and settlement, $399,000 related to the termination and consulting agreements entered into with the Company's former President and CEO, and the $67,000 one-time modification charge on repurchase agreements.

     For the three months ended September 30, 1998, the Company's net income, excluding nonrecurring items and the effects of securities transactions, was approximately $637,000, an increase of $104,000, or 19.5%, with net interest income increasing by $204,000, or 5.3%, to $4.1 million. However, for the nine-months ended September 30, 1998, the Company's net income excluding nonrecurring items and the effects of securities transactions declined to approximately $1.6 million from $1.7 million in 1997. Net interest income for the nine-months ended September 30, 1998 experienced a slight decline, decreasing by $114,000, or 1.0%, to $11.8 million.

                             RESULTS OF OPERATIONS

Comparison of Operating Results for the Quarters Ended September 30, 1998 and 1997.

     Unless otherwise noted, the discussion of operating results for the three months ended September 30, 1998, is based on a comparison with the corresponding period in 1997.


Net Interest Income

     Net interest income before provision for loan losses for the quarter ended September 30, 1998 was $4.1 million, an increase of $204,000, or 5.3%. Total interest and dividend income increased by $1.1 million, partially offset by an increase of $924,000 in total interest expense. The increase in total interest and dividend income resulted primarily from an increase in the average volume of loans to $330.5 million, a growth of $53.7 million, or 19.4%. The increase in total average loan volume resulted primarily from an increase of $16.3 million in average home equity loans and a $27.7 million increase in the average volume of purchased residential mortgages located outside of the Bank's primary market area. The higher average volume of loans, partially offset by a decrease of 17 basis points in the average rate earned on loans to 7.59%, increased loan income by $906,000. Interest and dividend income on other interest-earning assets (other IEA), which includes securities, FHLB stock and federal funds sold and other money market instruments, increased by $222,000, primarily due to an increase in the average volume of other IEA. The positive revenue effect produced by the increase in the average volume of other IEA was partially offset by a decline by 70 basis points to 6.51% in the average rate earned on securities.

     The increase in total interest expense resulted primarily from an increase in the average volume of total borrowed funds to $183.3 million from $89.7 million, partially offset by a decline of 48 basis points to 5.63% in the average rate paid for these funds. The increase in the average volume of total borrowed funds was used to fund growth of $86.6 million, or 18.4%, in the average volume of total interest-earning assets and to partially replace a decline in the average volume of time deposits, which decreased $16.7 million. See also "Liquidity and Funding."


Provision For Loan Losses

     The provision for loan losses of $225,000 for the quarter ended September 30, 1998 was unchanged from 1997 based on management's evaluation of the adequacy of the Company's allowance for loan losses as of September 30, 1998.


Non-interest Income

     Total non-interest income decreased by $338,000 due to net losses on securities transactions of $60,000 compared to net gains of $328,000 in 1997. An increase of $46,000 in service charges on deposit accounts partially offset the decline from securities transactions. The increase in service charges was primarily attributable to restructuring of services charges on certain deposit products.


Non-interest Expenses

     Total non-interest expenses increased by $275,000 to $3.3 million for the quarter ended September 30, 1998, primarily attributable to charges of $132,000 to defend against and settle legal actions initiated by a shareholder and a one-time charge of $67,000 to substantially modify repurchase agreements. Excluding these items, non-interest expenses increased by $76,000, or 2.5%, primarily attributable to a $31,000, or 1.1%, increase in salaries, wages and benefits and a $38,000 increase in data processing expenses. The increase in salaries, wages and benefits was due to salary increases related to promotions and normal merit and cost of living adjustments. The increase in data processing fees was mainly the result of $27,000 in expenses incurred to date to deconvert the deposit and loan processing systems from the Bank's current processor in preparation for the migration to the post-merger processor for Mohawk Community Bank. Also contributing to the total increase in data processing fees was an increase of $12,000 in statement imaging expenses, the result of increases in the number of items captured and statements rendered.

Income Taxes

     Income tax expense decreased by $151,000 to $301,000 due primarily to the decline in income before taxes to $799,000 from $1.2 million.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and 1997.

     Unless otherwise noted, the discussion of operating results for the nine months ended September 30, 1998, is based on a comparison with the corresponding period in 1997.

Net Interest Income

     Net interest income for the nine-months ended September 30, 1998 was $11.8 million, a decline of $114,000, or 1.0%. Total interest and dividend income increased by $1.8 million while total interest expense increased by $1.9 million.

     The increase in total interest and dividend income resulted primarily from growth of $41.0 million, or 15.6%, in the average volume of loans to $303.3 million. The positive revenue effect derived from the increased loan volume was partially offset by a decline in the average rate earned to 7.70% from 7.83% resulting in an increase in interest on loans of $2.1 million.

     The increase in loan interest was partially offset by a decrease of $312,000 in interest earned on securities, the result of a decline of 65 basis points to 6.59% in the average rate earned that more than offset the positive income effect from an increase of $12.6 million in the average volume. The reduced rate earned on securities was attributable to the general decline in market interest rates from September 1997 to 1998. The lower rate environment produced an acceleration in mortgage prepayments on mortgage backed securities and redemptions on callable securities. The reinvestments of the cash flows generated from securities were made at the lower interest rates that were in effect on the dates of the reinvestments.

     The increase in total interest expense resulted primarily from an increase in the average volume of total borrowed funds to $142.4 million from $95.7 million, partially offset by a decline of 26 basis points to 5.81% in the average rate paid for these funds. The increase in the average volume of total borrowed funds was used to fund growth of $52.1 million, or 11.2%, in the average volume of total interest-earning assets. See also "Liquidity and Funding."

Provision For Loan Losses

     The provision for loan losses decreased by $188,000 to $675,000, the result of the improved quality of the Company's loan portfolio.

Non-interest Income

     Total non-interest income declined by $503,000 due primarily to net losses on securities transactions of $165,000 compared to net gains in 1997 of $505,000.

     Service charges on deposit accounts increased by $134,000, or 23.1%, due primarily to restructuring of services charges on certain deposit products.

Non-interest Expenses

     Total non-interest expenses increased by $968,000, or 10.6%, to $10.1 million. The increase resulted primarily from the previously mentioned (see "General") $399,000 cost incurred in connection with the termination and consulting agreements entered into with the former President and CEO, the $291,000 related to the shareholder legal action and settlement, and the $67,000 one-time modification charge on repurchase agreements.

     Salaries, wages and payroll taxes increased by $154,000 to $3.4 million. Salaries and wages related to the three branch offices opened in May and June 1997 accounted for approximately $47,000 of the total increase in salaries and wages. The remainder of the increase was attributable to other additions to staff, salary increases related to promotions, and normal merit and cost of living adjustments. Expenses related to employee benefits increased by $138,000, or 11.6%, to $1.3 million. This increase resulted from increased costs associated with stock based compensation plans partially offset by a net decline in all other employee benefit costs.

     Total occupancy and equipment expense increased by $66,000, or 5.8%, primarily related to the opening of three branch offices during the three months ended June 30, 1997.

     Total data processing expenses increased by $66,000, or 7.5%. The Company incurred a charge of $27,000 to deconvert from its loan and deposit data processor in preparation for the utilization of a single, post-merger processor. Also contributing to the higher expenses was an increase of $26,000 in charges related to statement imaging, the result of increases in the number of items captured and statements rendered.

Income Taxes

     Income tax expense for the nine-months ended September 30, 1998, decreased by $458,000 due primarily to the decline in income before taxes to $1.8 million from $3.2 million.

                               FINANCIAL CONDITION

     The Company's total assets at September 30, 1998, were $554.3 million, an increase of $43.8 million, or 8.6%, compared to total assets of $510.4 million at December 31, 1997. The growth in total assets was primarily attributable to increases in loans and federal funds sold, which increased by $49.6 million and $8.1 million, respectively. See also "Liquidity and Funding."

     Total deposits at September 30, 1998, were $314.2 million, a decrease of $19.0 million, or 5.7%, from $333.3 million at December 31, 1997. The decrease in total deposits was attributable primarily to a $22.6 million, or 12.3%, decrease in time deposits.

     Total shareholders' equity decreased $1.1 million to $60.1 million, primarily due to the repurchase of common stock totaling $4.0 million and the payment of cash dividends of $748,000 partially offset by net income of $1.0 million and an increase of $1.5 million in other comprehensive income for the nine months ended September 30, 1998. Including unallocated ESOP shares and unvested restricted RRP shares as outstanding, the book value per share was $14.64 at September 30, 1998 compared to $14.21 at December 31, 1997. Additionally, excluding the tax-effected unrealized gains (losses) on securities available for sale, the book value per share at September 30, 1998 was $14.34 compared to $14.28 at December 31, 1997.

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

     The primary investing activities of the Company are the origination of loans and the purchase of securities, and to a lesser extent, the purchase of loans. During the nine months ended September 30, 1998, the Bank's loan originations totaled $66.9 million. The Company purchased securities available for sale of $142.6 million and also purchased whole loans of approximately $31.9 million during the same nine month period. The purchased loans consisted of residential loans generally located outside of the Bank's primary market area.

     The primary financing activity of the Bank is the attraction of deposits. However, during the nine months ended September 30, 1998, the Bank's deposits decreased by $19.0 million from December 31, 1997, primarily time deposits
(CDs), which decreased $22.6 million. Management believes that the decrease in CDs during the nine months ended September 30, 1998 resulted primarily from the holders of maturing time deposits pursuing alternative investments to obtain better returns.

     In the event the attraction of deposits is not sufficient to fund an expansion in interest earning assets or when the level of market interest rates for CDs is higher than the cost of borrowed funds, the Bank may utilize advances from the Federal Home Loan Bank ("FHLB") and other types of borrowed funds to fund interest earning asset growth. During the nine months ended September 30, 1998, the Bank increased its borrowed funds by $63.9 million. Advances from the FHLB increased by $7.7 million and securities sold under agreements to repurchase ("repos") increased by $56.2 million. Since March 31, 1998 the Bank has added $100 million in callable repos with the FHLB to its borrowed funds while reducing its obligations with other repo counterparties, to take advantage of the lower rates offered by the FHLB on the dates of the borrowings. The FHLB repos all mature in 10 years with call dates ranging from one year to five years and fixed rates that range from a low of 5.01% to a high of 5.59%. The FHLB repos were used primarily to fund the origination and purchase of whole loans.

     The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required minimum liquidity ratio is currently 4%. The Bank's average daily liquidity ratio for the month of September 1998 was 9.5%.

     The Bank's most liquid assets are cash and cash equivalents, which include federal funds sold and bank deposits. The level of these assets is dependent on the Bank's operating, financing, and investing activities during any given period. At September 30, 1998, cash and cash equivalents totaled $14.1 million, compared to $10.2 million at December 31, 1997.

     The Bank anticipates that it will have sufficient funds available to meet its current commitments. At September 30, 1998, the Bank had commitments to originate loans of $10.9 million as well as undrawn commitments of $6.6 million on home equity and other lines of credit. The Bank had no commitments to purchase additional loans at September 30, 1998. Time deposits that are scheduled to mature in one year or less at September 30, 1998, totaled $109.7 million. Management believes that a significant portion of such deposits will remain with the Bank. However, if the Bank is not able to maintain its historical retention rate on maturing time deposits, it may consider employing one or more of the following strategies: increase its borrowed funds position to compensate for the deposit outflows; increase the rates it offers on these deposits in order to maintain or increase the retention rate on maturing CDs and/or to attract new deposits; or, attempt to increase time deposits through the use of deposit brokers. Depending on the level of market interest rates at the CD renewal dates, the implementation of one or a combination of these strategies could result in higher or lower levels of net interest income and net earnings.

     The Company also has a need for, and sources of, liquidity. Liquidity is required to fund its operating expenses, as well as for the payment of any dividends to shareholders. The primary source of the Company's liquidity on an ongoing basis is dividends from the Bank. The Bank paid its first cash dividend to the Company on March 31, 1998, in the amount of $5.0 million.


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

     At September 30, 1998, the Bank had $46.6 million of tangible and core capital, respectively, or 8.55% of adjusted total assets, which was approximately $38.4 million and $30.2 million above the minimum requirements of 1.5% and 3.0%, respectively, of the adjusted total assets at that date. On September 30, 1998, the Bank had risk-based capital of $49.5 million (including $46.6 million in core capital and $2.9 million in qualifying supplementary capital) or 21.09% of risk-weighted assets of $235.0 million. The Bank's risk-weighted capital was $30.7 million above the 8.0% requirement in effect on that date.


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
                                             September 30,      December 31,
                                                 1998                1997
                                             -------------      ------------
                                                      (In thousands)
Non-accruing loans:
   One-to four-family ......................   $  606              $  843
   Multi-family ............................      125                  28
   Commercial real estate ..................      195                 265
   Consumer ................................      276                 293
   Commercial business .....................      286                 447
                                               ------              ------
     Total .................................    1,488               1,876
                                               ------              ------
Accruing loans delinquent more than 90 days:
   One-to four-family ......................      422                 280
   Multi-family ............................      138                 --
   Commercial real estate ..................      320                  13
   Consumer ................................      --                    2
   Commercial business .....................      --                  156
                                               ------              ------
     Total .................................      880                 451
                                               ------              ------
Troubled debt restructured loans:
   One-to four-family ......................       85                  86
   Multi-family ............................      --                   34
   Commercial real estate ..................      744                 761
   Consumer ................................      --                   --
   Commercial business .....................       95                  50
                                               ------              ------
     Total .................................      924                 931
                                               ------              ------
Total non-performing loans .................    3,292               3,258
                                               ------              ------
Foreclosed assets:
   One-to four-family ......................       46                  69
   Multi-family ............................      --                  --
   Commercial real estate ..................       30                 --
   Consumer ................................       22                  74
   Commercial business .....................      --                  --
                                               ------              ------
     Total .................................       98                 143
                                               ------              ------
Total non-performing assets ................   $3,390              $3,401
                                               ======              ======
Total as a percentage of total assets ......     0.61%               0.67%

     There have been no material changes in non-performing assets since December 31, 1997.

Allowance for Loan Losses

     The allowance for loan losses is increased through a provision for loan losses based on management's evaluation of the risks inherent in the Company's loan portfolio and changes in the nature and volume of its loan activity, including those loans that are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. Management believes that the allowance for loan losses is adequate to absorb probable losses that are inherent in the loan portfolio at September 30, 1998. The following table sets forth an analysis of the Company's allowance for loan losses.

                                                   For the nine months
                                                   ended September 30,
                                                    1998         1997
                                                   -------------------
                                                  (Dollars in thousands)

Balance at beginning of period ................   $ 3,807      $ 3,438

Charge-offs:
     One- to four-family ......................       (13)         (11)
     Multi family .............................        (4)         (12)
     Commercial real estate ...................      (161)         (50)
     Consumer .................................      (194)        (254)
     Commercial business ......................      (188)        (260)
                                                  -------      -------
        Total charge offs .....................      (560)        (587)
                                                  -------      -------
Recoveries:
     One- to four-family ......................         1           1
     Multi family .............................       --          --
     Commercial real estate ...................        59           4
     Consumer .................................        43          46
     Commercial business ......................       174         382
                                                  -------     -------
        Total recoveries ......................       277         433
                                                  -------     -------
Net charge-offs ...............................      (283)       (154)

Provisions charged to operations ..............       675         863
                                                  -------     -------
Balance at end of period ......................   $ 4,199     $ 4,147
                                                  =======     =======

Ratio of net charge-offs during the period
 to average loans outstanding during
 period (annualized) ..........................      0.12%       0.08%

Ratio of allowance for loan losses to total
 loan at period end ...........................      1.26%       1.48%

Ratio of allowance for loan losses to
 non-performing loans at period end ...........    127.55%     114.78%

Item 3.

Quantitative And Qualitative Disclosures About Market Risk

     The composition of the Bank's balance sheet results in maturity mis-matches between interest-earning assets and interest-bearing liabilities. The scheduled maturities of the Bank's fixed rate interest-earning assets are generally longer than the scheduled maturities of its fixed rate interest-bearing liabilities. This mis-match exposes the Bank to interest rate risk. In a rising rate scenario, as measured by the Office of Thrift Supervision ("OTS") interest rate risk exposure simulation model, the estimated market or portfolio value ("PV") of the Bank's assets would decline in value to a greater degree than the change in the PV of the Bank's liabilities, thereby reducing net portfolio value ("NPV").

     As of December 31, 1997, under a rate shock scenario of plus 200 basis points ("bp"), the Bank's pre-shock NPV ratio (NPV as of % of PV of assets) was estimated in the OTS model to be 10.89%. The post-shock NPV ratio was estimated to be 6.78%, a decline of 411 bp. As of June 30, 1998, the most recent report available, the Bank's sensitivity to interest rate changes increased compared to December 31, 1997. The post-shock ratio for a 200 bp increase in market interest rates as of June 30, 1998 was estimated to be 5.58%, a decrease of 442 bp from the pre-shock NPV ratio estimate of 9.99%.

     In order to lessen its exposure to interest rate risk, the Bank has initiated a program to lengthen the maturities of its fixed rate interest-bearing liabilities through the use of callable repurchase agreements with the FHLB. See "Liquidity and Funding," herein.

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

     The Company has incurred significant legal costs in connection with defending against and settling legal actions initiated by a shareholder. See also "Non-interest expenses" for the three and nine months ended September 30, 1998 and 1997. The Company announced a settlement with the shareholder on August 11, 1998. See also "Settlement with Shareholder."

Item 6.  Exhibits and Reports on Form 8-K

    (a)   Exhibits as required by Item 601 of Regulation S-K.

            Financial data schedule, Exhibit #27

    (b)   Reports on Form 8-K

            Current reports on Form 8-K were filed July 1, July 7, August 11, August 19, September 2, and September 14.

      (i) July 1, 1998, press release regarding Ambanc Holding Co., Inc. Retirement of President and CEO.

      (ii) July 1, 1998, press release regarding Ambanc Holding Co., Inc. Change in Directors' Compensation.

      (iii) July 7, 1998 press release regarding Ambanc Holding Co., Inc. Freeze on Executive Managers' Compensation.

      (iv) August 11, 1998, press release regarding Ambanc Holding Co., Inc. settlement with Seymour Holtzman.

      (v) August 19, 1998, press release regarding Ambanc Holding Co., Inc. Second Quarter Earnings.

      (vi) September 2, 1998, press release regarding Ambanc Holding Co., Inc. Approves Merger with AFSALA.

      (vii) September 14, 1998, press release regarding Ambanc Holding Co., Inc. Regular Quarterly Cash Dividend.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.



/s/Lauren T. Barnett

Lauren T. Barnett
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 13, 1998



/s/Betsy Darrow

Betsy Darrow
Acting Chief Financial Officer
(Principal Financial and Accounting Officer)
Date:  November 13, 1998