Form 10-K
period 1998-12-31
AMBANC HOLDING CO INC
filed 1999-04-01
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
            For the fiscal year ended December 31, 1998
                                       OR
[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from_______ to __________. Commission file number: 0-27036

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of March 29, 1999, was $87,372,923. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 29, 1999, there were issued and outstanding 5,315,463 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Parts II and IV of Form 10-K - Portions of the Annual Report to Shareholders for the year ended December 31, 1998.


     Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 1998.


                                     PART I


Item 1.  Description of Business


General


     Ambanc Holding Co., Inc. (the "Company") was formed as a Delaware corporation in June 1995 to act as the holding company for Mohawk Community Bank (formerly known as Amsterdam Savings Bank, FSB) (the "Bank") upon the completion of the Bank's conversion from mutual to stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on December 26, 1995. The Company's Common Stock trades on The Nasdaq National Market under the symbol "AHCI". All references to the Company, unless otherwise indicated, at or before December 26, 1995 refer to the Bank.

     On November 16, 1998, the Company acquired AFSALA Bancorp. Inc. ("AFSALA") and its wholly owned subsidiary, Amsterdam Federal Bank. At the date of the merger, AFSALA had approximately $167.1 million in assets, $144.1 million in deposits, and $19.2 million in shareholders' equity. Pursuant to the merger agreement, AFSALA was merged with and into the Company, and Amsterdam Federal Bank was merged with and into the former Amsterdam Savings Bank, FSB. The combined bank now operates as one institution under the name "Mohawk Community Bank". Upon consummation of the merger, each share of AFSALA common stock was converted into the right to receive 1.07 shares of Ambanc common stock. Based on the 1,249,727 shares of AFSALA common stock issued and outstanding immediately prior to the merger, the Company issued 1,337,207 shares of common stock in the merger. Of the 1,337,207 shares issued in the merger, 1,327,086 were issued from the Company's treasury stock and 10,121 were newly-issued shares.

     At December 31, 1998, the Company had $735.5 million of assets and shareholders' equity of $85.9 million or 11.7% of total assets.


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


Forward-looking Statements

     When used in this Annual Report on Form 10-K, in future filings by the Company with the Securities and Exchange Commision, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including, but not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, the possibility that expected cost savings from the merger with AFSALA cannot be fully realized or realized within the expected time frame, the possiblity that costs or difficulties related to the integration of the businesses of the Company and AFSALA may be greater than expected and the possibility that revenues following the merger with AFSALA may be lower than expected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake - and specifically  disclaims any obligation
- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Market Area


     The Company's primary market area is comprised of Albany, Schenectady, Saratoga, Montgomery, Fulton, Chenango, Schoharie and Otsego Counties in New York, which are serviced through the Bank's main office, seventeen other banking offices and its operations center.

     The Company's primary market area consists principally of suburban and rural communities but also includes the capital of New York State, Albany. The economy of the Company's primary market area is highly dependent on manufacturing, state government services (including the State University of New York at Albany), and private higher education services. These three sectors provide the basis for the region's economy and the principal support for its remaining sectors, such as retail trade, finance, and medical services. Significant reductions in two of the region's main sectors, manufacturing and state government, from completed, announced, and anticipated layoffs and relocations are expected to continue to have a negative effect on the economy in the Company's primary market area.

Lending Activities


     General


     The Company primarily originates fixed- and adjustable rate, one- to four-family mortgage loans. The Company's general policy is to originate mortgages with terms between 15 and 30 years for retention in its portfolio. The Company also originates fixed and adjustable rate consumer loans. Adjustable rate mortgage ("ARM"), home equity and consumer loans are originated in order to maintain loans with more frequent terms to repricing or shorter maturities than fixed-rate, one- to four-family mortgage loans. See "- Loan Portfolio Composition" and "- One- to Four-Family Residential Real Estate Lending." In addition, the Company originates commercial and multi-family real estate, construction and commercial business loans in its primary market area. Loan originations are generated by the Company's marketing efforts, which include print and radio advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders. At December 31, 1998, the Company's net loan portfolio totaled $420.9 million.

     Loan applications are initially considered and approved at various levels of authority, depending on the type, amount and loan-to-value ratio of the loan. Bank employees with lending authority are designated, and their lending limit authority defined, by the Board of Directors of the Bank. The approval of the Bank's Board of Directors is required for all loan relationships whose aggregate borrowings are in excess of $2,000,000. The Bank also has an Officer/Director Loan Committee which has authority to approve loans between $1,250,000 and $2,000,000 and meets as needed to approve loans between Board meetings.

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1998, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $9.6 million. At such date, the Bank did not have any loans or series of loans to related borrowers with an outstanding balance in excess of this amount.


     At December 31, 1998, the Company's largest lending relationships consisted of a $1.4 million loan secured by a strip shopping center, and a $1.2 million loan secured by a motel. At December 31, 1998, there were no other loans or lending relationships equal to or in excess of $1.0 million. All of the foregoing loans were current at December 31, 1998.

     Loan Portfolio Composition.


     The following table presents information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deferred costs net of deferred fees and discounts and the allowance for loan losses) as of the dates indicated.

                                                                                December 31,
                                       --------------------------------------------------------------------------------------------
                                             1998               1997               1996               1995               1994
                                        Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent
                                       --------  ------   --------  ------   --------  ------   -------  -------   -------  ------
                                                                          (Dollars in Thousands)
Real Estate Loans:
     One- to four-family                $273,523  64.53%  $189,666   66.88%   158,182   63.15%  $133,468   53.20% $140,418    53.63%
     Home Equity                          83,949  19.80     30,246   10.67     22,817    9.11     17,519    6.98    16,715     6.39
     Multi-family                          4,165   0.98      4,152    1.46      4,724    1.88      8,176    3.26     8,718     3.33
     Commercial                           23,506   5.55     26,585    9.38     29,947   11.96     41,929   16.71    46,736    17.85
     Construction                          3,600   0.85      2,081    0.73      2,234    0.89      1,073    0.43     4,809     1.84
                                        --------  -----   --------  ------   --------  ------   --------  ------  --------  -------
        Total Real Estate                388,743  91.71    252,730   89.12    217,904   86.99    202,165   80.58   217,396    83.04
                                        --------  -----   --------  ------   --------  ------   --------  ------  --------  -------
Other Loans:
 Consumer Loans
     Auto Loans                           14,146   3.34     16,237    5.73     12,417    4.96      9,337    3.72     4,765     1.82
     Recreational Vehicles                 4,990   1.18      6,775    2.39      9,416    3.76     12,881    5.13    12,352     4.72
     Manufactured Homes                      385   0.09        494    0.17        620    0.25     13,484    5.37    15,161     5.79
     Other Secured                         6,289   1.48      1,781    0.63      1,866    0.74      2,020    0.81     2,065     0.79
     Unsecured                             3,712   0.88      1,847    0.65      1,445    0.58      1,299    0.52     1,398     0.53
                                        --------  -----    -------  ------   --------  ------   --------  ------   -------  -------
        Total Consumer Loans              29,522   6.96     27,134    9.57     25,764   10.29     39,021   15.55    35,741    13.65
                                        --------  -----    -------  ------   --------  ------   --------  ------   -------  -------
Commercial Business Loans:
     Secured                               5,101   1.20      3,233    1.14      6,199    2.47      9,346    3.73     8,332     3.18
     Unsecured                               508   0.12        471    0.17        620    0.25        350    0.14       339     0.13
                                        --------  -----    -------  ------   --------  ------   --------  ------   -------  -------
        Total Commercial
        Business Loans                     5,609   1.32      3,704    1.31      6,819    2.72      9,696    3.87     8,671     3.31
                                        --------  -----    -------  ------   --------  ------   --------  ------   -------  -------
Total Loan Portfolio, Gross              423,874 100.00%   283,568  100.00%   250,487  100.00%   250,882  100.00%  261,808   100.00%
                                                 ======             ======             ======             ======             ======
 Deferred costs, net of deferred
     fees and discounts
 Allowance for Loan Losses                 1,950             1,362              1,045              1,756             2,008
                                          (4,891)           (3,807)            (3,438)            (2,647)           (2,235)
Total Loans Receivable, Net             --------          --------           --------           --------          --------
                                        $420,933          $281,123           $248,094           $249,991          $261,581
                                        ========          ========           ========           ========          ========

     The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                              December 31,
                                   ------------------------------------------------------------------------------------------------
                                          1998                1997                1996                1995                1994
                                   -------------------------------------------------------------------------------------------------
                                    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                   --------  -------   --------  -------   --------  -------   --------  -------   --------  -------
                                                                         (Dollars in thousands)
Fixed Rate Loans:
Real Estate:
     One- to four-family            $204,184   48.17%  $124,457   43.89%   $111,841   44.65%   $ 91,528   36.48%   $ 91,299   34.87%
     Home Equity                      77,553   18.30     23,099    8.14%     15,234    6.08%      8,405    3.35%      6,689    2.56%
     Commercial and Multi-family       6,201    1.46      2,723    0.96%      2,590    1.03%      2,633    1.05%     13,144    5.02%
     Construction                      2,867    0.68      2,081    0.73%      1,840    0.73%        633    0.25%      4,809    1.84%
                                    --------  ------   --------  -------   --------  -------   --------  -------   --------  -------
Total Real Estate                    290,805   68.61    152,360   53.72%    131,505   52.49%    103,199   41.13%    115,941   44.29%
Consumer                              28,771    6.79     26,260    9.26%     25,110   10.03%     33,343   13.29%     28,027   10.70%
Commercial Business                    3,501    0.83      1,415    0.50%      3,124    1.24%      4,476    1.79%      3,480    1.33%
                                    --------  ------   --------  -------   --------  -------   --------  -------   --------  -------
Total fixed-rate loans               323,077   76.22    180,035   63.48%    159,739   63.76%    141,018   56.21%    147,448   56.32%
                                    --------  ------   --------  -------   --------  -------   --------  -------   --------  -------

Adjustable Rate Loans:
Real Estate:
     One- to four-family              69,339   16.36     65,209   23.00%     46,341   18.50%     41,940   16.72%     49,119   18.76%
     Home Equity                       6,396    1.51      7,147    2.52%      7,583    3.03%      9,114    3.63%     10,026    3.83%
     Commercial and Multi-family      21,470    5.07     28,014    9.88%     32,081   12.81%     47,472   18.92%     42,310   16.16%
     Construction                        733    0.17        ---    ----%        394    0.16%        440    0.18%        ---    ----%
                                    --------  ------   --------  -------   --------  -------   --------  -------   --------  -------
Total Real Estate                     97,938   23.10    100,370   35.40%     86,399   34.50%     98,966   39.45%    101,455   38.75%
Consumer                                 751    0.18        874    0.31%        654    0.26%      5,678    2.26%      7,714    2.95%
Commercial Business                    2,108    0.17      2,289    0.81%      3,695    1.48%      5,220    2.08%      5,191    1.98%
                                    --------  ------   --------  -------   --------  -------   --------  -------   --------  -------
Total adjustable-rate loans          100,797   23.78    103,533   36.52%     90,748   36.24%    109,864   43.79%    114,360   43.68%
                                    --------  ------   --------  -------   --------  -------   --------  -------   --------  -------
Total Loan Portfolio, Gross          423,874  100.00%   283,568  100.00%    250,487  100.00%    250,882  100.00%    261,808  100.00%
                                              ======             ======              ======              ======              ======
Deferred costs, net of deferred
     fees and discounts                1,950              1,362               1,045               1,756               2,008
Allowance for Loan Losses             (4,891)            (3,807)             (3,438)             (2,647)             (2,235)
                                    --------           --------            --------            --------            --------
Total Loans Receivable, Net         $420,933           $281,123            $248,094            $249,991            $261,581
                                    ========           ========            ========            ========            ========

     The following table illustrates the maturity of the Company's loan portfolio at December 31, 1998. Mortgages which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rate changes. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                       Real Estate
                    --------------------------------------------------
                      One- to            Multi-
                     Four-Family        Family and                                            Commercial
                    and Home Equity     Commercial       Construction        Consumer          Business           Total
                    --------------    --------------    --------------    --------------    --------------    --------------

Due During Periods
Ending December 31,
1999 (1)                $35,375            $11,749           $2,179           $3,620           $3,284             $56,207
2000 to 2003             57,268             12,905            1,421           16,786              918              89,298
2004 and beyond         264,829              3,017              ---            9,116            1,407             278,369

---------------------

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

     As of December 31, 1998, the total amount of loans due after December 31, 1999 which have fixed interest rates was $284.8 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $82.9 million.


One- to Four-Family Residential Real Estate Lending


     The Company's residential first mortgage loans consist primarily of one- to four-family, owner-occupied mortgage loans. At December 31, 1998, $273.5 million, or 64.5%,of the Company's gross loans consisted of one- to four-family residential first mortgage loans. Approximately 74.6% of the Company's one- to four-family residential first mortgage loans provide for fixed rates of interest and for repayment of principal over a fixed period not to exceed 30 years. The Company's fixed-rate one- to four-family residential mortgage loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

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

     The Company does not currently originate residential mortgage loans if the ratio of the loan amount to the value of the property securing the loan (i.e., the "loan-to-value" ratio) exceeds 95%, with the exception of FHA loans, which are fully insured by the Federal Government. If the loan-to-value ratio exceeds 90%, the Company requires that borrowers obtain private mortgage insurance in amounts intended to reduce the Company's exposure to 80% or less of the lower of the appraised value or the purchase price of the real estate security.


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

     At December 31, 1998, the Company's construction loan portfolio totaled $3.6 million, or 0.9% of its gross loan portfolio. Substantially all of these construction loans were to individuals intending to occupy such residences and were secured by property located within the Company's primary market area. Although no construction loans were classified as non-performing as of December 31, 1998, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if a project is not completed and the borrower defaults, the Company may have to hire another contractor to complete the project at a higher cost.


Home Equity Lending


     The Company's home equity loans and lines of credit are secured by a lien on the borrower's residence and generally do not exceed $300,000. The Company uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 90% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit adjust at a stated margin over the prime rate or, in the case of loans (but not lines of credit), have fixed interest rates. Home equity lines of credit generally require interest only payments on the outstanding balance for the first five years of the loan, after which the outstanding balance is converted into a fully amortizing, adjustable-rate loan with a term not in excess of 15 years. As of December 31, 1998, the Company had $83.9 million in home equity loans and lines of credit outstanding, with an additional $3.3 million of unused home equity lines of credit.


Commercial and Multi-Family Real Estate Lending


     The Company has engaged in commercial and multi-family real estate lending secured primarily by apartment buildings, small office buildings, motels, warehouses, nursing homes, strip shopping centers and churches located in the Company's primary market area. At December 31, 1998, the Company had $23.5 million and $4.2 million of commercial real estate and multi-family real estate loans, respectively, which represented 5.6% and 1.0%, respectively, of the Company's gross loan portfolio at that date.


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


     At December 31, 1998, the Company's largest multi-family or commercial real estate lending relationships consisted of a $1.4 million loan secured by a strip shopping center, and a $1.2 million loan secured by a motel. At December 31, 1998, $772,000, or 2.8% of the Company's multi-family and commercial real estate loan portfolio was non-performing.


     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired and the value of the property may be reduced. The balances of these types of loans have declined over the past five years with a significant decrease from $50.1 million at December 31, 1995 to $27.7 million at December 31, 1998, due primarily to the bulk sale of certain performing and non-performing loans in 1996.


Consumer Lending


     The Company offers a variety of secured consumer loans, including loans secured by automobiles and recreational vehicles ("RV's"). In addition, the Company offers other secured and unsecured consumer loans. For the reasons discussed below, the Company no longer originates manufactured home loans. The Company currently originates substantially all of its consumer loans in its primary market area. The Company originates consumer loans on a direct basis only, where the Company extends credit directly to the borrower. At December 31, 1998 the Company's consumer loan portfolio totaled $29.5 million, or 7.0% of the gross loan portfolio. At December 31, 1998, 97.5% of the Company's consumer loans were fixed-rate loans and 2.5% were adjustable-rate loans.

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

     At December 31, 1998, automobile loans and RV loans (such as motor homes, boats, motorcycles, snowmobiles and other types of recreational vehicles) totaled $14.1 million and $5.0 million or 47.9% and 16.9% of the Company's total consumer loan portfolio, and 3.3% and 1.2% of its gross loan portfolio, respectively.

     Originations are generated primarily through advertising and lobby displays. The Company has also maintained relationships with local automobile dealerships in order to further enhance automobile originations through their referrals. The Company's maximum loan-to-value ratio on new automobiles is 100% of the borrower's cost including sales tax, and on used automobiles up to 5 years old, 100% of the vehicle's average retail value, based on NADA (National Auto Dealers Association) valuation. Non-performing automobile loans as of December 31, 1998 totaled $23,000 or 0.1% of the Company's consumer loan portfolio.

     Of the RV loan balance, approximately $3.6 million and $1.4 million were secured by new and used RVs, respectively. Approximately 75% of the RV portfolio consists of loans that were originated through the Company's relationship with Alpin Haus, Inc., a retail RV dealer formerly owned by one of the Company's directors. The Company's maximum loan-to-value ratio on new and used RV loans is the lesser of (i) 85% of the borrower's cost, which includes such items as sales tax and dealer options or (ii) 115% of either the factory invoice for a new RV or the wholesale value, plus sales tax, for a used RV. In the case of used RV's, the wholesale value is determined using published guide books. At December 31, 1998, RV loans totaling $182,000 or 3.6% of the total RV portfolio were non-performing.


     Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, e.g. RVs and automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of high initial loan-to-value ratios, repossession, rehabilitation and carrying costs, and the greater likelihood of damage, loss or depreciation of the underlying collateral. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on these loans. In the case of RV loans, which tend to have loan balances in excess of the resale value of the collateral, borrowers may abandon the collateral property making repossession by the Company and subsequent losses more likely.

     During 1996, the Company sold certain performing and non-performing loans as part of a bulk sale, including a majority of its manufactured home loan portfolio, as well as certain RV loans, thereby significantly reducing its credit risk exposure on these types of loans. However, management expects that delinquencies in its consumer loan portfolio may increase as RV loans continue to season. At December 31, 1998, $349,000, or 1.2%, of the Company's consumer loan portfolio was non-performing. There can be no assurances that additional delinquencies will not occur in the future.


Commercial Business Lending


     The Company also originates commercial business loans. Although the origination of these types of loans had been de-emphasized by the Bank prior to the merger, management intends to proactively originate commercial loans with the particular emphasis on small business lending. At December 31, 1998, commercial business loans comprised $5.6 million, or 1.3% of the Company's gross loan portfolio. Most of the Company's commercial business loans have been extended to finance local businesses and include primarily short term loans to finance machinery and equipment purchases and, to a lesser extent, inventory and accounts receivable. Loans made to finance inventory and accounts receivable will only be made if the borrower secures such loans with the inventory and/or receivables plus additional collateral acceptable to the Company, generally real estate. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.

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

     While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon demand for loans in its market. Demand is affected by the local economy and interest rate environment. The Company currently retains fixed-rate and adjustable-rate real estate loans it originates in its portfolio. As a regular part of its business, the Company does not sell loans and, with the exception of the purchase of $31.9 million of residential real estate loans in 1998, has not purchased a significant amount of loans since 1989. During 1996, the Company completed the bulk sale of certain performing and nonperforming loans in order to improve the credit quality of its loan portfolio.

     For the year ended December 31, 1998, the Company originated $120.9 million of loans compared to $91.5 million and $81.4 million in 1997 and 1996, respectively. The Company also purchased $31.9 million in residential mortgage loans during 1998. These loans were located in Ohio and New Jersey. The Company currently has no plans or intentions to purchase additional loans. During 1998, 1997 and 1996, the Company increased its originations of one- to four-family mortgages through the referrals of several local brokers.

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

                                                              December 31,
                                       -------------------------------------------------------
                                         1998        1997        1996        1995        1994
                                       -------     -------     -------     -------     -------
                                                             (In thousands)
Non-accruing loans:
   One- to four-family (1)              $1,018       $843      $  259      $1,525      $1,130
   Multi-family                            ---         28         ---          77         563
   Commercial real estate                   20        265         339       1,549       4,096
   Consumer                                342        293         256         605         111
   Commercial Business                     230        447       2,269         743         404
                                       -------    -------     -------     -------     -------
     Total                               1,610      1,876       3,123       4,499       6,304
                                       -------    -------     -------     -------     -------
Accruing loans delinquent
 more than 90 days:
   One- to four-family (1)                 358        280         151         261         480
   Multi-family                            ---        ---         ---         ---         ---
   Commercial real estate                  215         13         568         ---         ---
   Consumer                                  7          2           6         ---         ---
   Commercial Business                     ---        156         ---         ---         ---
                                       -------    -------     -------     -------     -------
     Total                                 580        451         725         261         480
                                       -------    -------     -------     -------     -------
Troubled debt restructured loans:
   One- to four-family (1)                  85         86          88          89          90
   Multi-family                            ---         34          38       1,626       1,645
   Commercial real estate                  537        761         781       2,185       1,758
   Consumer                                ---         --          56          84          62
   Commercial Business                      92         50          68          51          95
                                       -------    -------     -------     -------     -------
     Total                                 714        931       1,031       4,035       3,650
                                       -------    -------     -------     -------     -------
Total non-performing loans               2,904      3,258       4,879       8,795      10,434
                                       -------    -------     -------     -------     -------
Foreclosed assets:
   One- to four-family (1)                 313         69         194         459         102
   Multi-family                            ---        ---         282         926       1,792
   Commercial real estate                   30        ---         ---       1,503       1,799
   Consumer                                 56         74         239         281         111
   Commercial Business                     ---        ---         ---         ---         ---
                                       -------    -------     -------     -------     -------
     Total                                 399        143         715       3,169       3,804
                                       -------    -------     -------     -------     -------
Total non-performing assets             $3,303     $3,401      $5,594     $11,964     $14,238
                                       =======    =======     =======     =======     =======
Total as a percentage of total assets     0.45%      0.67%       1.18%       2.72%       4.15%

--------------------------------------
(1)  Includes home equity loans

     For the year ended December 31, 1998, gross interest income which would have been recorded had the year end non-accruing loans been current in accordance with their original terms amounted to $255,000. The amount that was included in interest income on such loans was $161,000, which represented actual receipts.

     Similarly, for the year ended December 31, 1998, gross interest income which would have been recorded had the year end restructured loans paid in accordance with their original terms amounted to $101,000. The amount that was included in interest income for the year ended December 31, 1998 was $77,000.


Non-Accruing Loans


     At December 31, 1998, the Company had $1.6 million in non-accruing loans, which constituted 0.4% of the Company's gross loan portfolio. There were no non-accruing loans or aggregate non-accruing loans-to-one-borrower in excess of $500,000.


Accruing Loans Delinquent More than 90 Days


     As of December 31, 1998, the Company had $580,000 of accruing loans delinquent more than 90 days. Of these loans, $241,000 were FHA insured or VA guaranteed one-to four-family residential loans. The remaining $339,000 represented five (5) one-to four-family real estate loans, four (4) commercial real estate loans, and three (3) consumer loans for which management believes that all contractual payments are collectible. These loans are pending refinancing with the Bank.


Restructured Loans


     As of December 31, 1998, the Company had restructured loans of $714,000 with one loan or aggregate lending relationship over $500,000, as discussed below. The balance of the Company's restructured loans at that date consisted of one (1) one- to four-family residential mortgage loan, two (2) commercial real estate loans, and three (3) commercial business loans.

     The Company's largest restructured loan or lending relationship at December 31, 1998, was a 58% loan participation interest, secured by a mixed use office/apartment complex located in Syracuse, New York, on which the Company is the lead lender. The loan participation was originated for $1.1 million in February 1986 with a loan-to-value ratio of 67.0%. The loan had been experiencing delinquencies since June 1993 due to cash flow problems caused by high vacancy rates. In December 1993, the Company, based on an October 1993 appraisal, wrote-down the loan participation balance to $609,000 and in July 1994 restructured the loan to reduce the principal balance outstanding and interest rate charged. At December 31, 1998, the outstanding balance on the Company's participation interest was $569,000. This loan has continued to perform according to the terms of the restructure; however, tenancy remains a problem and the property is in need of a significant upgrade that will require a new infusion of capital.


Foreclosed and Reposessed Assets


     As of December 31, 1998, the Company had $399,000 in carrying value of foreclosed and repossessed assets. One-to four-family real estate represented 78.4% of the Company's foreclosed and repossessed property, consisting of nine
(9) properties. Commercial real estate represented 7.6% of the Company's foreclosed and repossessed assets and consisted of one (1) property. Repossessed consumer assets represented 14.0% of the Company's foreclosed and repossessed properties, consisting of six (6) recreational vehicles (including automobiles).



Other Loans of Concern


     As of December 31, 1998, there were $4.0 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. Set forth below is a description of other loans of concern in excess of $500,000.

     The largest other loan of concern at December 31, 1998 consisted of a commercial real estate loan secured by a one story educational facility located in the Bank's market area. This loan was originated in December 1995 as a $1,000,000 line of credit with a loan to value ratio of 25%. The loan matured on December 31, 1998 with a principal balance of $892,000. After the borrower made a principal payment of approximately $192,000 the remaining balance of the loan was rewritten in February 1999 as a fully amortizing commercial mortgage in the amount of $700,000 with a 15 year term. The value of the collateral was reaffirmed by an independent appraisal. Continued concern regarding the source of the loans repayment has resulted in its continued status as a loan of concern.

     The second largest other loan of concern at December 31, 1998 consisted of a multi-family real estate loan secured by a 32 unit apartment building located outside of the Bank's primary market area. This loan was originated in December 1989 with a loan to value ratio of 72.2%. Although the property was 91% occupied based on the latest rent roll, the cashflow generated was not sufficient to service the debt but the borrower has been able to keep the loan current by utilizaing other sources of funds. Current financial information has been requested from the guarantors for this loan to confirm the amount of resources available to keep this loan current. At December 31, 1998, the loan was current and had a principal balance of $627,000.

     There were no other loans with a balance in excess of $500,000 being specially monitored by the Company as of December 31, 1998. Other loans of concern with balances less than $500,000 at December 31, 1998 consisted of 17 commercial and multi-family real estate loans totaling $1.8 million, 10 commercial business loans totaling $492,000 and 7 one-to four-family mortgage loans totaling $187,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.


 Allowance for Loan Losses


     The allowance for loan losses is increased through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectability may not be reasonably assured, considers among other matters, the estimated fair value, less estimated disposal costs, of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

     Real estate properties acquired through foreclosure are recorded at fair value, less estimated disposal costs. If fair value at the date of foreclosure is lower than the carrying value of the related loan, the difference will be charged to the allowance for loan losses at the time of transfer. Valuations of the property are periodically updated by management and if the value declines, a specific provision for losses on such property is recorded by a charge to operations and the asset's recorded value is written down accordingly.


     Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 1998, the Company had a total allowance for loan losses of $4.9 million, representing 168.4% of non-performing loans.

     The following table sets forth an analysis of the activity in the Company's allowance for loan losses.

                                                          For the year
                                                        ended December 31,
                                      1998        1997        1996        1995        1994
                                   ----------- ----------- ----------- ----------- -----------
                                                        (In thousands)
Balance at beginning of period       $3,807      $3,438     $2,647      $2,235      $3,248

Charge-offs:
     One- to four-family (1)            (69)        (15)      (530)        (31)        (28)
     Multi-family                      (129)        (51)    (1,174)       (171)       (668)
     Commercial real estate            (437)       (372)    (2,564)       (568)     (1,336)
     Consumer                          (275)       (316)    (1,834)       (400)       (196)
     Commercial business               (316)       (460)    (2,616)        (46)       (232)
                                 ----------- ----------- ----------- ----------- -----------
        Total Charge offs            (1,226)     (1,214)    (8,718)     (1,216)     (2,460)
                                 ----------- ----------- ----------- ----------- -----------

Recoveries:
     One- to four-family (1)              6            1         10         ---          27
     Multi-family                        --           --         --          64         ---
     Commercial real estate              59           26         --           1         193
     Consumer                            56           76         49          41         110
     Commercial business                174          392         --         ---          10
                                 ----------- ----------- ----------- ----------- -----------
        Total Recoveries                295          495         59         106         340
                                 ----------- -----------------------------------------------

Net Charge-offs                        (931)        (719)    (8,659)     (1,110)     (2,120)
Allowance acquired from
   AFSALA Bancorp. Inc.               1,115           --         --          --          --
Provisions charged to operations        900        1,088      9,450       1,522       1,107
                                 -----------  ----------- ----------- ----------- -----------
Balance at end of period             $4,891       $3,807     $3,438      $2,647      $2,235
                                 ===========  =========== =========== =========== ===========
Ratio of allowance for loan
losses to total loans
(at period end)                        1.15%        1.34%      1.37%       1.05%       0.85%
                                     ======       ======     ======      ======      ======

Ratio of allowance for loan
losses to non-performing loans
(at period end)                      168.42%      117.07%     70.47%      30.10%      21.42%
                                     ======       ======     ======      ======      ======

Ratio of net charge-offs during
the period to average loans
outstanding during period              0.29%        0.25%      3.30%       0.42%       0.88%
                                     ======       ======     ======      ======      ======

-------------------------------------
(1)  Includes home equity loans.

     No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates. The following table summarizes the distribution of the Company's allowance for loan losses at the dates indicated:

                                                                           December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   1998                  1997                 1996                 1995                 1994
                           ---------------------  -------------------- -------------------- -------------------- -------------------
                                        Percent               Percent              Percent              Percent             Percent
                              Amount    of loans    Amount    of loans   Amount    of loans   Amount    of loans   Amount   of loans
                                of      in each       of      in each      of      in each      of      in each      of     in each
                               Loan     category     Loan     category    Loan     category    Loan     category    Loan    category
                               Loss     to total     Loss     to total    Loss     to total    Loss     to total    Loss    to total
                            Allowance    loans    Allowance    loans   Allowance    loans   Allowance    loans   Allowance   loans
                            ---------   --------  ---------   -------- ---------   -------- ---------   -------- ---------  --------
                                                                      (Dollars in thousands)
One- to four-family (1)        $1,661   84.33%      $897       77.55%    $  157       72.26%     $268     60.18%     $207     60.02%
Multi-family and
   Commercial real estate       1,383    6.53      1,818       10.84%     1,599       13.84%    1,097     19.97%    1,260     21.18%
Construction                      ---    0.85        ---        0.73%       ---        0.89%      ---      0.43%      ---      1.84%
Consumer                          397    6.96        449        9.57%       355       10.29%      718     15.55%      454     13.65%
Commercial Business               666    1.32        483        1.31%     1,327        2.72%      268      3.87%      114      3.31%
Unallocated                       784    ----        160        ----        ---        ----       296      ----       200      ----
                               ------   ------    ------      -------    ------      -------   ------    -------   ------     ------
          Total                $4,891   100.00%   $3,807      100.00%    $3,438      100.00%   $2,647    100.00%   $2,235    100.00%
                               ======   =======   ======      =======    ======      =======   ======    =======   ======    =======

-------------------------------
(1)  Includes home equity loans.

Investment Activities


     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1998, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 32.0%.


     In December 1995 the Company reclassified its entire portfolio of investment and mortgage-backed securities to the available for sale category. This reclassification was made in response to a one time transfer allowed by the Financial Accounting Standards Board and the various federal banking regulators. All securities purchased after this transfer have been classified as available for sale (including those acquired in the AFSALA acquisition).

     Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company's asset/liability management policies. The Company's investment strategy has been directed primarily toward high-quality mortgage-backed securities, as well as U.S. Government and agency securities and collateralized mortage obligations.


     Substantially all of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency. At December 31, 1998, all of the Company's securities were classified as available for sale. The fair value and amortized cost of the Company's securities (excluding FHLB stock) at December 31, 1998 were $244.2 million and $243.6 million, respectively. For additional information on the Company's securities, see Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

     At December 31, 1998, the fair value and amortized cost of the Company's collaterized mortgage obligations ("CMOs") were $62.1 million and $62.0 million, respectively. CMOs owned by the Company consisted of either AAA rated securities or securities issued, insured or guaranteed either directly or indirectly by a federal agency. For additional information on the Company's securities, see Note 5 of the Notes to Consolidated Financial Statements in the Annual Report.

     Mortgage-backed securities and CMOs generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them. Such securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 1998, $135.8 million or 85.7% of the Company's mortgage-backed securities and CMOs were pledged to secure various obligations of the Company.

     While mortgage-backed securities and CMOs carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. The prepayment risk associated with mortgage-backed securities is monitored periodically, and prepayment rate assumptions adjusted as appropriate to update the Company's mortgage-backed securities accounting and asset/liability reports. Classification of the Company's mortgage-backed securities and CMOs portfolio as available for sale is designed to minimize that risk.

     At December 31, 1998, the contractual maturity of 95.8% of all of the Company's mortgage-backed securities and CMOs were in excess of ten years. The actual maturity of a mortgage-backed security or CMO is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security or CMO. In accordance with generally accepted accounting principles, premiums and discounts are amortized/accreted over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization/accretion period for premiums and discounts can significantly affect the yield of a mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.


     The following table sets forth the composition of the Company's securities portfolio at the dates indicated.

                                                                            December 31,
                                       ---------------------------------------------------------------------------------
                                                1998                         1997                        1996
                                       ---------------------------------------------------------------------------------
                                        Carrying                    Carrying                    Carrying
                                        Value (1)    %of Total      Value (1)     %of Total     Value (1)     %of Total
                                       -----------    --------    ------------     --------    -----------     --------
                                                                     (Dollars in Thousands)
Securities:
 U.S. Government and agency            $  84,000         33.41%   $   63,145        30.19%       $43,773        21.65%
 State and political subdivisions          1,837          0.73%          766         0.37%           505         0.25%
 Mortgage-backed securities               96,256         38.28%      131,986        63.11%       156,261        77.10%
 Collateralized mortgage
    obligations                           62,148         24.71%        9,911         4.74%           ---          ---
                                       ---------       -------    ----------      -------     ----------      -------
 Total debt securities                   244,241         97.13%      205,808        98.41%       200,539        99.00%
FHLB stock                                 7,215          2.87%        3,291         1.57%         2,029         1.00%
                                       ---------       -------    ----------      -------     ----------      -------
 Total securities and FHLB stock       $ 251,456        100.00%    $ 209,133       100.00%      $202,568       100.00%
                                       =========       =======    ==========      =======     ==========      =======

     -------------------------------------

(1)Debt securities are classified as available for sale and are carried at fair value. The FHLB stock is non-marketable and accordingly is carried at cost.

     The composition and contractual maturities of the securities portfolio (all of which are categorized as available for sale), excluding FHLB stock, are indicated in the following table. The Company's securities portfolio at December 31, 1998, contained no securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies. Securities are stated at their contractual maturity date (mortgage backed securities and collateralized mortgage obligations are included by final contractual maturity). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     December 31, 1998
                               ---------------------------------------------------------------------------------------
                                                Over One       Over Five
                                   One Year    Year through   Years through    Over
                                    or less    Five Years      Ten Years     10 Years          Total Securities
                               -------------- -------------- -------------- -------------- ---------------------------
                               Amortized Cost Amortized Cost Amortized Cost Amortized Cost Amortized Cost Fair Value
                               -------------- -------------- -------------- -------------- -------------- ------------
                                                                 (Dollars in Thousands)
U.S. Government and agency       $  5,781       $  7,272       $ 47,540       $ 23,072       $ 83,665       $ 84,000
State and political subdivisions      906            913            ---            ---          1,819          1,837
Mortgage-backed securities            185          3,891          1,134         90,929         96,140         96,256
Collateralized mortgage
  obligations                         ---            ---          1,432         60,568         62,000         62,148
                                  -------        -------        -------        -------        -------        -------
Total investment securities      $  6,872       $ 12,077       $ 50,106       $174,569       $243,624       $244,241
                                  =======        =======        =======        =======        =======        =======
Weighted average yield ....          5.83%          6.48%          6.51%          7.57%          6.95%
                                  =======        =======        =======        =======        =======

Sources of Funds


     General


     The Company's primary sources of funds are deposits, borrowings, amortization and prepayment of loan and mortgage-backed security principal, maturities of securities, short-term investments, and funds provided from operations.


     Deposits


     The Company offers a variety of deposit products having a range of interest rates and terms. The Company's deposits consist of savings accounts, money market accounts, transaction accounts, and certificate accounts currently ranging in terms from 91 days to 60 months. The Company primarily solicits deposits from its primary market area and at December 31, 1998, did not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. The Company has utilized premiums and promotional gifts for new accounts in connection with the opening of new branches or with club accounts. At times the Company also uses small advertising give-aways in the aisles of the supermarkets where it maintains branches. For information regarding average balances and rate information on deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and for information on the dollar amount of deposits in the various deposit types offered by the Company, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.


     The flow of deposits is influenced significantly by general economic conditions, changes in money market and prevailing interest rates, and competition. The variety of deposit products offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company manages the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Company believes that its savings accounts and transaction accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain money market accounts and certificates of deposit and the rates paid on these deposits have been and will continue to be significantly affected by market conditions.


     At December 31, 1998, the Company's certificates of deposit totaled $228.0 million. These certificates of deposits were issued at interest rates ranging from 3.70% to 7.36%. (For additional information regarding certificate of deposit interest rates, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.)

     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1998.


                                               Maturity
                                -------------------------------------
                                           Over     Over
                                 3 Months  3 to 6  6 to 12    Over
                                  or Less  Months   Months  12 Months    Total
                                --------- -------- --------  --------   --------
                                            (In thousands)
Certificates of deposit
less than $100,000                $40,376  $39,790  $53,936   $67,971   $202,073

Certificates of deposit
of $100,000 or more                 4,206    4,320    7,889     9,517     25,932
                                --------- -------- --------  --------   --------

Total certificates of deposit     $44,582  $44,110  $61,825   $77,488   $228,005
                                ========= ======== ========  ========   ========

     Borrowings


     Although deposits are the Company's primary source of funds, the Company's policy generally has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

     The Company's borrowings prior to 1996 primarily consisted of advances from the FHLB of New York. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1998, the Company had $21.4 million in FHLB advances. During 1996, the Company significantly increased its other borrowings. These borrowings were used to purchase various investments including Federal agency obligations and mortgage-backed securities which were simultaneously pledged as securities sold under agreements to repurchase. At December 31, 1998, securities repurchase agreements totaled $152.4 million. The positive interest rate spread between the volume of pledged securities and the related borrowings has produced an increase in net interest income but at an interest rate spread that is less than the Company has earned historically. The increased level of borrowings coupled with a reduction in the interest rate spread related to the borrowings has resulted in a narrowing in the Company's overall net interest margin from 3.66% in 1996, to 3.36% in 1997 to 3.04% in 1998. For further information regarding the Company's borrowings, see Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report.


Subsidiary and Other Activities


     As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $14.4 million at December 31, 1998, in the stock of, or in loans to, service corporation subsidiaries. As of such date, the Bank had no investments in service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. Federal associations also are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     The Bank organized a single service corporation in 1984, which is known as ASB Insurance Agency, Inc. ("ASB Insurance"). In November 1996, the Company purchased the service corporation from the Bank for $1,000. ASB Insurance offers mutual funds, annuity and brokerage services through a registered broker-dealer to the Company's customers and members of the general public. ASB Insurance recognized gross revenues of $63,800 for the year ended December 31, 1998.


Regulation


     General


     The Bank is a federally chartered savings bank, the deposits of which are federally insured by the FDIC and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight by the OTS extending to all its operations. The Bank is a member of the FHLB of New York and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a savings and loan holding company, the Company also is subject to federal regulation and oversight. The Bank is a member of the Bank Insurance Fund ("BIF"), which is administered by the FDIC. Its deposits are insured up to applicable limits by the FDIC. As a result, the FDIC also has certain regulatory and examination authority over the Bank.

     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.



     Federal Regulation of Savings Association.


     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS, its primary federal banking regulator, and the FDIC. The last regular OTS examination of the Bank was as of December 31, 1997. When these examinations are conducted by the OTS and the FDIC, the examiners, if they deem appropriate, may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 1998, was $124,000.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1998, the Bank's lending limit was $9.6 million. The Bank is in compliance with the loans-to-one-borrower limitation.



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

     The FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF, such as the Bank, in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The ranges of BIF premium rates in effect during fiscal 1998 was 0% to 0.27%. In addition, BIF insured institutions are required to contribute to the cost of financial bonds that were issued to finance the cost of resolving the thrift failures in the 1980s (the "FICO Premium"). The rate currently set for the FICO Premium for BIF insured banks, such as the Bank, is 1.3 basis points.


     Regulatory Capital Requirements


     All federally insured savings institutions are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. The OTS is also authorized to impose capital requirements in excess of these standards on a case-by-case basis. At December 31, 1998, the Bank was in compliance with its regulatory capital requirements. See Note 16 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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


     Qualified  Thrift  Lender Test


     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified under Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1998, the Bank met the test and has always met the test since its effectiveness.

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

     As a unitary savings and loan holding company, the Company generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any savings association) would generally become subject to additional restrictions.

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

     The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1996. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies.

     New York Taxation


     The Bank and its subsidiaries are subject to New York state taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or (c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain modifications. The Bank and its consolidated subsidiaries have been audited by the New York State Department of Taxation and Finance through December 31, 1994.


     Delaware Taxation


     As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.


Competition


     The Company faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other savings institutions, commercial banks, credit unions and mortgage brokers making loans secured by real estate located in the Company's primary market area. Other savings institutions, commercial banks, credit unions and finance companies also provide vigorous competition in consumer lending.

     The Company attracts substantially all of its deposits through its branch offices, primarily from the communities in which those branch offices are located; therefore, competition for those deposits is principally from mutual funds and other savings institutions, commercial banks and credit unions doing business in the same communities. The Company competes for these deposits by offering a variety of deposit products at competitive rates, convenient business hours, and convenient branch locations with interbranch deposit and withdrawal privileges. Automated teller machine facilities are also available.


Employees


     At December 31, 1998, the Company had a total of 182 employees, including 25 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

     Benjamin Ziskin, age 40, is the Senior Vice President of the Company and the Bank since November 1998. Mr. Ziskin served as Treasurer of Amsterdam Federal Bank from 1985 to 1993 and was appointed Vice President of Amsterdam Federal Bank in 1989 and of AFSALA upon its formation in 1996.

     James J. Alescio, age 37, is Senior Vice President, Chief Financial Officer and the Treasurer of the Company and the Bank, positions he has held with the Company since November 1998. Mr. Alescio served as Assistant Treasurer of Amsterdam Federal Bank from 1984 to 1987 and was appointed Treasurer and Chief Financial Officer of Amsterdam Federal Bank in 1993 and of AFSALA upon it formation.

     Thomas Nachod, age 57, is Senior Vice President of the Company and the Bank. Mr. Nachod joined the Company in December 1998. Prior to joining the Company, he held the position of Senior Vice President at ALBANK. In addition, Mr. Nachod previously worked in a variety of rolls at KeyBank, as well as having served as Chief Executive Officer of two banks, Connecticut Community Bank in Greenwich, CT and Fidelity Bank of Scottsdale, AZ.

     Robert Kelly, age 51, is Vice President, Secretary and General Counsel to the Company, positions he has held with the Company since its incorporation in June 1995. Mr. Kelly has been Vice President and General Counsel to the Bank since July 1994. In January 1995 he was appointed Secretary of the Bank. Prior to joining the Bank in 1994, Mr. Kelly was self-employed in the general practice of law in the State of New York.


Item 2.    Description of Property


     The Company conducts its business at its main office, seventeen other banking offices and an operations office in its primary market area. The Company owns its Main Office, its operations center and four branch offices and leases the remaining thirteen branch offices. The Company also owns a parking lot located at 18-22 Division Street, Amsterdam, New York, which is used to service the main office. The net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 1998 was $4.5 million. See Note 8 of Notes to Consolidated Financial Statements in the Annual Report. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company, subject to possible future expansion.


Item 3.   Legal Proceedings


     The Company is involved as plaintiff or defendant in various legal actions arising in the normal course of its business. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing the Company in the proceedings, that the resolution of these proceedings should not have a material effect on the Company's financial position or results of operations. For more information on certain legal proceedings, see Note 14(a) of the Notes to Consolidated Financial Statements contained in the Annual Report.

Item 4.   Submission of Matters to a Vote of Security Holders


     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1998.


                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

               The information required is herein incorporated by reference to the Annual Report

Item 6.   Selected Financial Data


               The information required is herein incorporated by reference to the Annual Report


Item 7.   Management's   Discussion  and  Analysis of  Financial  Condition  and
          Results of Operations


               The information required is herein incorporated by reference to the Annual Report


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


               The information required is herein incorporated by reference to the Annual Report


Item 8.   Financial Statements and Supplementary Data


               The information required is herein incorporated by reference to the Annual Report


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

                                    PART III


Item 10.     Directors and Executive Officers of the Registrant


Directors
---------


     Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


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

     To the Company's knowledge, based soley on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1998, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.


Item 11.     Executive Compensation


     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

 Item 12.     Security  Ownership of Certain  Beneficial  Owners and Management


     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.     Certain Relationships and Related Transactions


     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 28, 1999, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


                                     PART IV


Item 14.     Exhibits,  Financial  Statement  Schedules, and Reports on Form 8-K


     (a) (1) Financial Statements:


     The following information appearing in the Registrant's Annual Report to Shareholders for the year ended December 31, 1998, is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

     (a) (2)  Financial Statement Schedules:


     All financial statement schedules have been omitted as the information is not required under the related instructions or is inapplicable.


     (a) (3)  Exhibits:


          See Index to Exhibits

     (b) Reports on Form 8-K:

     Current reports on form 8-K were filed as follows:

     October 23, 1998  announcement of third quarter earnings for the Company.

     October 29, 1998 announcement of OTS approval for merger between the Company and AFSALA.

     November 13, 1998 announcement of merged Company and Bank's executive management team.

     December 1, 1998 declaration of increased cash dividend to shareholders.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMBANC HOLDING CO., INC.



Date: March 31, 1999                      By:  /s/
      ------------------------------          ----------------------
                                              John M. Lisicki, President
                                              and Chief Executive Officer
                                              (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 31, 1999:

/s/                                        /s/
-----------------------------------       -------------------------------------
John M. Lisicki, President                James J. Alescio, Senior Vice
and Chief Executive Officer               President, Chief Financial Officer
(Principal Executive Officer)             (Principal Financial and Accounting
     `                                     officer)


/s/                                        /s/
-----------------------------------       -------------------------------------
Paul W. Baker, Director                   Lauren T. Barnett, Director



/s/                                        /s/
-----------------------------------       -------------------------------------
James J. Bettini, Director                John J. Daly, Director



/s/                                        /s/
-----------------------------------       -------------------------------------
Robert J. Dunning, Director               Lionel H. Fallows, Director



/s/                                        /s/
-----------------------------------       -------------------------------------
Dr. Daniel J. Greco, Director             Marvin R. LeRoy, Jr., Director



/s/                                        /s/
-----------------------------------       -------------------------------------
Charles S. Pedersen, Director             Carl A. Schmidt, Jr., Director



/s/                                        /s/
-----------------------------------       -------------------------------------
Dr. Ronald S. Tecler, Director            John A. Tesiero, Jr., Director



/s/                                        /s/
-----------------------------------       -------------------------------------
William A. Wilde, Jr., Director           Charles E. Wright, Director

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

10.1 Employment Agreement between the Registrant and Robert Kelly, filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-96654), is incorporated herein by reference.

10.2 Forms of Employment Agreements between the Registrant and John M. Lisicki, James J. Alescio, and Benjamin W. Ziskin, filed as exhibits to the Registrant's Registration Statement on Form S-4 (File No. 333-59721).

10.3                Supplemental  Retirement  Benefit  agreement  with  John  M.
                    Lisicki and Benjamin W. Ziskin.

10.4 Registrant's Employee Stock Ownership Plan, filed as an exhibit to Registrant's Registration Statement on Form S-1 (File No. 33-96654), is incorporated herein by reference.

10.5 Registrant's 1997 Stock Option and Incentive Plan, Filed as Exhibit A to Registrant's Proxy Statement filed with the Commission on March 26, 1997, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (File No. 0-27036), is incorporated herein by reference.

10.6 Registrant's Recognition and Retention Plan, filed as Exhibit B to Registrant's Proxy Statement filed with the Commission on March 26, 1997, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (File No. 0-27036), is incorporated herein by reference.

10.7                AFSALA  Bancorp,  Inc.  1997  Stock  Option  Plan,  filed as
                    Exhibit 10.4 to the 1997 Annual Report on Form 10-KSB of AFSALA Bancorp, Inc. (file number 0-2113), and the amendment to the Plan, filed as an appendix to the definitive proxy statement filed with the Commision by AFSALA Bancorp, Inc. on January 8, 1998, are incorporated herein by reference.

11 Statement re: computation of per share earnings (see Notes 1(n) and 13 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders filed as Exhibit 13 herein).

13                  Portions of Annual Report to Security Holders

21                  Subsidiaries of the Registrant

23                  Consent of Independent Certified Public Accountants

27                  Financial Data Schedule