Form 10-Q
period 1999-03-31
AMBANC HOLDING CO INC
filed 1999-05-17
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended March 31, 1999
                                         --------------
                                       or

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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at May 14, 1999
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             5,315,337

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 1999



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Interim Statements of Financial Condition at
               March 31, 1999 and December 31, 1998........................... 3

               Consolidated Interim Statements of Income for the three months ended March 31, 1999 and 1998.................................. 4

               Consolidated Interim Statements of Cash Flows for the three months ended March 31, 1999 and 1998........................... 5

               Notes to Unaudited Interim Consolidated Financial Statements... 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....21

Part II.   OTHER INFORMATION..................................................21

Item 6.    Exhibits and Reports on Form 8-K...................................21

SIGNATURES....................................................................22

EXHIBITS INDEX................................................................23

Part I.   Financial Information
Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Financial Condition  (unaudited)
(dollars in thousands, except per share amounts)           March 31,   Dec. 31,
                                                             1999       1998
                                                          ---------   ---------
                               Assets

Cash and due from banks ................................  $  11,065   $   9,225
Interest-bearing deposits ..............................      1,748       3,390
Federal funds sold .....................................     18,300      30,200
                                                          ---------   ---------
     Cash and cash equivalents .........................     31,113      42,815

Securities available for sale, at fair value ...........    254,461     244,241
Federal Home Loan Bank of New York stock, at cost ......      7,215       7,215
Loans receivable, net of unamortized fees and costs ....    425,105     425,824
     Allowance for loan losses .........................     (5,150)     (4,891)
                                                          ---------   ---------
     Loans receivable, net .............................    419,955     420,933
Accrued interest receivable ............................      4,601       4,115
Premises and equipment, net ............................      4,581       4,537
Real estate owned and repossessed assets ...............        321         399
Goodwill ...............................................      7,790       7,923
Other assets ...........................................      3,253       3,294
                                                          ---------   ---------
     Total assets ......................................  $ 733,290   $ 735,472
                                                          =========   =========
                Liabilities and Shareholders' Equity

Liabilities:
   Deposits ............................................  $ 458,628   $ 461,413
   Federal Home Loan Bank term advances ................     21,299      21,410
   Securities sold under agreements to repurchase ......    152,400     152,400
   Advances from borrowers for taxes and insurance .....      1,932       2,436
   Accrued interest payable ............................      1,376       1,426
   Accrued expenses and other liabilities ..............      6,878       4,494
   Due to brokers ......................................      6,000       6,000
                                                          ---------   ---------
     Total liabilities .................................    648,513     649,579
                                                          ---------   ---------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at March 31, 1999 and
    December 31, 1998 ..................................       --          --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,432,371  shares issued  at  March 31,
    1999 and December 31, 1998 .........................         54          54
   Additional paid in capital ..........................     63,084      63,019
   Retained earnings,substantially restricted ..........     27,017      26,356
   Treasury stock, at cost (116,908 shares at March 31,
      1999 and 23,908 shares at December 31, 1998) .....     (1,847)       (329)
   Unallocated common stock held by ESOP ...............     (2,700)     (2,818)
   Unearned RRP shares .................................       (680)       (759)
   Accumulated other comprehensive (loss) income .......       (151)        370
                                                          ---------   ---------
     Total shareholders' equity ........................     84,777      85,893
                                                          ---------   ---------
     Total liabilities and shareholders' equity ........  $ 733,290   $ 735,472
                                                          =========   =========

See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)
                                                              Three Months
                                                             Ended March 31,
                                                             1999     1998
                                                            ------   ------
Interest and dividend income:
   Loans receivable .....................................  $ 7,781   $5,506
   Securities available for sale ........................    3,792    3,405
   Federal funds sold and interest-bearing deposits .....      272       35
   Federal Home Loan Bank stock .........................      119       63
                                                            ------   ------
     Total interest and dividend income .................   11,964    9,009
                                                            ------   ------
Interest expense:
   Deposits .............................................    4,212    3,466
   Borrowings ...........................................    2,359    1,681
                                                            ------   ------
     Total interest expense .............................    6,571    5,147
                                                            ------   ------
     Net interest income ................................    5,393    3,862

Provision for loan losses ...............................      255      225
                                                            ------   ------
     Net interest income after provision
       for loan losses ..................................    5,138    3,637
                                                            ------   ------
Non-interest income:
   Service charges on deposit accounts ..................      333      212
   Net gains on securities transactions .................       --        7
   Other ................................................       91      106
                                                            ------   ------
     Total non-interest income ..........................      424      325
                                                            ------   ------
Non-interest expenses:
   Salaries, wages and benefits .........................    1,824    1,585
   Occupancy and equipment ..............................      629      413
   Data processing ......................................      235      309
   Correspondent bank processing fees ...................       54       30
   Real estate owned and repossessed assets expenses, net       26        8
   Professional fees ....................................       88      138
   Amortization of goodwill .............................      133       --
   Other ................................................      757      671
                                                            ------   ------
     Total non-interest expenses ........................    3,746    3,154
                                                            ------   ------
Income  before taxes ....................................    1,816      808
Income tax expense ......................................      781      362
                                                            ------   ------
     Net income .........................................   $1,035   $  446
                                                            ======   ======

Basic earnings per share                                    $ 0.21   $ 0.12
Diluted earnings per share                                  $ 0.20   $ 0.11

See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)                                         Three months
                                                              ended March 31,
                                                              1999        1998
                                                           --------    --------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
   Net income ............................................ $  1,035    $    446
   Adjustments to reconcile net income  to net
   cash provided by operating activities:
     Depreciation and amortization .......................      371         177
     Provision for loan losses ...........................      255         225
     Provision for losses and writedowns on
          real estate owned and repossessed assets .......        1           3
     Net loss on sale of real estate owned and
          repossessed assets .............................        1        --
     ESOP compensation expense ...........................      188         219
     RRP expense .........................................       79         113
     Net gains on securities transactions ................     --            (7)
     Net amortization on securities ......................      301         242
     (Increase) decrease in accrued interest receivable
          and other assets ...............................      (98)        771
     Increase in accrued interest payable, accrued
          expenses and other liabilities .................    2,334         104
                                                           --------    --------
                Net cash provided by
                      operating activities ...............    4,467       2,293
                                                           --------    --------

Cash flows from investing activities:
     Proceeds from sales and redemptions of
          securities available for sale ..................    7,000      41,041
     Purchases of securities available for sale ..........  (43,140)    (41,749)
     Proceeds from principal paydowns and
           maturities of securities available for sale ...   24,751      12,546
     Purchase of FHLB stock ..............................     --          (207)
     Net decrease (increase) in loans made to customers ..      673      (2,895)
     Purchases of premises and equipment .................     (281)        (68)
     Proceeds from sale of real estate owned and
          repossessed assets .............................      125          77
                                                           --------    --------
                Net cash (used in) provided by
                      investing activities ...............  (10,872)      8,745
                                                           --------    --------



                                    (Continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows, Continued (unaudited)
(dollars in thousands)                                         Three months
                                                              ended March 31,
                                                             1999        1998
                                                           --------    --------
     Cash flows from financing activities:
          (Decrease) in deposits ........................    (2,785)     (8,817)
          Net (decrease) in FHLB overnight advances .....      (111)    (12,300)
          Proceeds from repurchase agreements ...........      --        20,000
          Repayments of repurchase agreements ...........      --        (2,600)
          Decrease in advances from borrowers for taxes
              and insurance ..............................     (504)       (583)
          Purchase of Treasury Stock ....................    (1,557)       (876)
          Excercise of options ..........................        34        --
          Dividends paid ................................      (374)       (256)
                                                           --------    --------
               Net cash provided by financing activities     (5,297)     (5,432)
                                                           --------    --------

     Net (decrease) increase in cash and cash equivalents   (11,702)      5,606
     Cash and cash equivalents at beginning of period ...    42,815      10,225
                                                           --------    --------
     Cash and cash equivalents at end of period .........  $ 31,113    $ 15,831
                                                           ========    ========


Supplemental disclosures of cash flow information-cash paid during the period for:

     Interest ...........................................  $  6,621    $  5,061
                                                           ========    ========

     Income taxes .......................................      --      $    267
                                                           ========    ========

Noncash investing and financing activities:
     Net transfer of loans to real estate owned and
          repossessed assets ............................  $     50    $     77
                                                           ========    ========


     Adjustment of securities available for sale to
          fair value, net of tax ........................  ($   521)   ($    95)
                                                           ========    ========


See accompanying notes to unaudited interim consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1) In management's opinion, the financial information, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 1999 and March 31, 1998 in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1998 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 1999.

(2) Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to current period presentations.

(3)  Earnings per Share

     Basic earnings per share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Shares of restricted stock are considered outstanding common shares and included in the computation of basic EPS when they become fully vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options and unvested RRP shares) were exercised into common stock or resulted in the issuance of common stock.

     The calculation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS) is as follows:

                                                          Weighted
                                             Net           Average     Per Share
                                           Income          Shares       Amount
                                        ------------     ----------    ---------
For the quarter ended March 31, 1999

Basic EPS
Net Income available to common shareholders  $1,035       5,009,031        $0.21
                                             ======                        =====
Effect of Dilutive Securities:
Stock Options                                                31,603
Unvested RRP shares                                          20,201
                                                          ---------
Diluted EPS
Net Income available to common shareholders
  plus assumed conversions                   $1,035       5,060,835        $0.20
                                             ======       =========        =====
For the quarter ended March 31, 1998

Basic EPS
Net Income available to common shareholders    $446       3,828,636        $0.12
                                             ======                        =====
Effect of Dilutive Securities:
Stock Options                                                62,499
Unvested RRP shares                                          36,769
                                                          ---------
Diluted EPS
Net Income available to common shareholders
  plus assumed conversions                     $446       3,927,904        $0.11
                                             ======       =========        =====

(4)  Comprehensive Income

     The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents the sum of net income and items of "other comprehensive income," which are reported directly in shareholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for each period for which an income statement is presented. Accumulated other comprehensive income, which is included in shareholders' equity, net of tax, represents the net unrealized gain or loss on securities available for sale.

     Comprehensive income for the three-month periods ended March 31, 1999 and 1998 was $514,000 and $351,000, respectively.

(5)   Segments of an Enterprise

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments. For the Company, the statement became effective for its annual financial statements for the year ended December 31, 1998. The Company engages in the traditional operations of a community banking enterprise, principally the delivery of loan and deposit products and other financial services. Management makes operating decisions and assesses performance based on an ongoing review of the Company's community banking operations, which constitute the Company's only operating segment for financial reporting purposes. The Company operates primarily in upstate New York in Montgomery, Fulton, Schenectady, Saratoga, Albany, Otsego, Chenango and Schoharie counties and surrounding areas.



ITEM 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General


     Ambanc Holding Co., Inc. ("Ambanc" or the "Company") is a savings and loan holding company. Ambanc was formed as a Delaware corporation to act as the holding company for the former Amsterdam Savings Bank, FSB (now known as Mohawk Community Bank) upon the completion of Amsterdam Savings Bank's conversion from the mutual to stock form on December 26, 1995 (the "Conversion").

     On November 16, 1998, the Company acquired AFSALA Bancorp, Inc. ("AFSALA") and its wholly owned subsidiary, Amsterdam Federal Bank. Pursuant to the merger agreement, AFSALA was merged with and into Ambanc Holding Co., Inc., and Amsterdam Federal Bank was merged with and into the former Amsterdam Savings Bank, FSB. The combined bank now operates as one institution under the name "Mohawk Community Bank" (the "Bank"). See "Acquisition of AFSALA Bancorp, Inc."

     The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest and dividend income earned on its assets, primarily loans and securities, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of non-interest expenses, such as employee salaries and benefits, other income, such as fees on deposit-related services, and the Bank's provision for loan losses.

     The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loan to asset ratio with emphasis on originating traditional one- to four-family residential mortgage and home equity loans in its primary market area. The ratio of the Bank's net loans to assets ratio was 57.3% at March 31, 1999. In addition, the Bank's portfolio of loans secured by one- to four-family residential mortgage and home equity loans as a percentage of the Bank's total loan portfolio was 84.9% at March 31, 1999, up from 84.3% at December 31, 1998.

Forward-Looking Statements

     When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including, but not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, the possibility that expected cost savings from the merger with AFSALA cannot be fully realized or realized within the expected time frame, the possibility that costs or difficulties related to the intergration of the businesses of the Company and AFSALA may be greater than expected and the possibility that revenues following the merger with AFSALA may be greater than expected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake - and specifically  disclaims any obligation
- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Acquisition Of AFSALA Bancorp, Inc.

     On November 16, 1998, the Company acquired AFSALA Bancorp, Inc. and its wholly owned subsidiary, Amsterdam Federal Bank. At the date of the merger, AFSALA had approximately $167.1 million in assets, $144.1 million in deposits, and $19.2 million in shareholders' equity. Pursuant to the merger agreement, AFSALA was merged with and into Ambanc Holding Co., Inc., and Amsterdam Federal Bank was merged with and into the former Amsterdam Savings Bank, FSB. The combined bank now operates as one institution under the name "Mohawk Community Bank".

     Upon consummation of the merger, each share of AFSALA common stock was converted into the right to receive 1.07 shares of Ambanc common stock. Based on the 1,249,727 shares of AFSALA common stock issued and outstanding immediately prior to the merger, the Company issued 1,337,207 shares of common stock in the merger. Of the 1,337,207 shares issued in the merger, 1,327,086 were issued from the Company's treasury stock and 10,121 were newly-issued shares. In addition, under the merger agreement, the Company assumed unexercised, fully-vested options to purchase 144,118 shares of AFSALA common stock which converted into fully-vested options to purchase 154,206 shares of Ambanc common stock.

     The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of AFSALA resulted in approximately $8.0 million in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method. The results of operations of AFSALA have been included in the Company's consolidated statements of income for periods subsequent to the date of acquisition.


Financial Condition

     Comparison of Financial Condition at March 31, 1999 and December 31, 1998. Total assets decreased by $2.2 million or 0.3% to $733.3 million at March 31, 1999 from $735.5 million at December 31, 1998, primarily due to decreases in cash and cash equivalents and loans receivable, net, of $11.7 million and $978 thousand, respectively, offset by an increase in securities available for sale of $10.2 million.

     Cash and cash equivalents decreased $11.7 million, or 27.3% to $31.1 million at March 31, 1999 from $42.8 million at December 31, 1998. Conversely, securities available for sale increased by $10.2 million, or 4.2%, to $254.5 million at March 31, 1999 from $244.2 million at December 31, 1998. These shifts were primarily the result of the re-investment of funds from federal funds sold into securities available for sale.

     Loans receivable, net decreased $978 thousand from $420.9 million at December 31, 1998, to $420.0 million at March 31, 1999, a decrease of 0.2%. Likewise, deposits decreased $2.8 million, or 0.6%, to $458.6 million at March 31, 1999. However, accrued expenses and other liabilities increased $2.4 million, or 53.0%, to $6.9 million at March 31, 1999. This increase was the result of a change in processing whereby teller drafts and money orders are now drawn upon the Bank and ultimately paid through the Bank's Federal Reserve Bank correspondent account and are included in accrued expenses and other liabilities. Previously, these items were drawn against a correspondent bank account.

     Shareholders' equity decreased $1.1 million, or 1.3%, from $85.9 million at December 31, 1998 to $84.8 million at March 31, 1999, due primarily to the repurchases of stock and the payment of cash dividends of $1.6 million and $374 thousand, respectively. These decreases were offset by net income of $1.0 million for the quarter. Other significant items impacting shareholders' equity during the first quarter of 1999 were the release of 11,754 ESOP shares, the continued amortization of the unearned RRP shares, and the change in net unrealized gain or loss on securities available for sale, net of tax.

Comparison of Operating Results for the Three Months Ended March 31, 1999 and 1998.


     Net Income. Net income increased by $589 thousand, or 132.1%, for the three months ended March 31, 1999 to $1.0 million from $446 thousand for the three months ended March 31, 1998. Net income for the three months ended March 31, 1999 increased primarily as a result of increased net interest income and non-interest income, offset in part by an increase in non-interest expenses, and the provision for loan losses. As previously noted, on November 16, 1998, the Company acquired AFSALA Bancorp, Inc. and its wholly owned subsidiary, Amsterdam Federal Bank. Many of the changes noted below, including increases in average balances and certain income and expenses, are the result of AFSALA's operations being included in the 1999 period but not in the 1998 period. These and other changes are discussed in more detail below.


     Net Interest Income. Net interest income increased $1.5 million, or 39.6%, to $5.4 million for the three months ended March 31, 1999 from $3.9 million for the three months ended March 31, 1998. The increase in net interest income was primarily due to an increase of $208.1 million, or 42.2%, in the average balance of earning assets (primarily due to the acquisition of AFSALA), in addition to an increase in interest rate spread from 2.40% for the three months ended March 31, 1998 to 2.45% for the three months ended March 31, 1999, offset by an increase in the average balance of interest-bearing liabilities of $178.7 million (primarily due to the acquisition of AFSALA), or 42.8%.

     Earning assets primarily consist of loans receivable, securities available for sale, federal funds sold, FHLB of New York stock, and interest-bearing deposits. Interest-bearing liabilities primarily consist of interest-bearing deposits, FHLB advances and securities repurchase agreements.

     The interest rate spread, which is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities, increased to 2.45% for the three months ended March 31, 1999 from 2.40% for the three months ended March 31, 1998. The increase in the interest rate spread is primarily the result of the decrease in the average cost of interest-bearing liabilities being greater than the decrease in the average yield on earning assets.


     Interest and Dividend Income. Interest and dividend income increased by approximately $3.0 million, or 32.8%, to $12.0 million for the three months ended March 31, 1999 from $9.0 million for the three months ended March 31, 1998. The increase was largely the result of an increase of $208.1 million, or 42.2%, in the average balance of earning assets to $701.1 million for the three months ended March 31, 1999, as compared to $493.0 million for the three months ended March 31, 1998. The increase in the average balance of earning assets consisted primarily of increases in the average balance of loans receivable of $139.5 million, or 48.9%, securities available for sale of $44.0 million, or 21.9%, FHLB of New York stock of $3.8 million, or 109.9 %, and federal funds sold and interest-bearing deposits of $20.8 million. Offsetting the effects of the increase in the average balance of earning assets was a 49 basis point decrease in the average yield on total earning assets. The yield on the average balance of earning assets was 6.92% and 7.41% for the three months ended March 31, 1999 and 1998, respectively.

     Interest and fees on loans increased $2.3 million, or 41.3%, to $7.8 million for the three months ended March 31, 1999. This increase was primarily the result of an increase in the average balance of net loans receivable of $139.5 million offset by a 40 basis point decrease in the average yield.

     Interest income on securities available for sale increased $386 thousand, or 11.3%, to $3.8 million for the three months ended March 31, 1999 from $3.4 million for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $44.0 million offset by a 59 basis point decrease in the average yield on these securities.


     Interest Expense. Total interest expense increased by $1.4 million, or 27.6%, to $6.6 million for the three months ended March 31, 1999 from $5.1 million for the three months ended March 31. 1998. Total average interest-bearing liabilities increased by $178.7 million, or 42.8%, to $595.7 million for the first quarter of 1999 compared to $417.1 million for the same period of the previous year. During the same periods, the average rate paid on interest-bearing liabilities decreased by 54 basis points to 4.47% from 5.01%.

     Total interest expense for the three months ended March 31, 1999 increased primarily due to an increase in the average balance of total borrowed funds to $173.7 million from $112.2 million, partially offset by a decrease of 57 basis points, to 5.51%, in the average rate paid for these funds during the period. In addition, interest expense relative to savings, certificates of deposits, and money market accounts increased as a result of increases in the average balances on these deposit accounts as a result of the acquisition of AFSALA.



Consolidated Average Balances, Interest Rates & Yields

     The following table presents for the periods indicated the total dollar amount of interest and dividend income earned on average earning assets and the resultant yields, as well as the total dollar amount of interest expense incurred on average interest-bearing liabilities and the resultant rates. No tax equivalent adjustments were made. All average balances are daily average balances. Non-accruing loans have been included in the table as loans with interest earned on a cash basis only. Securities available for sale are included at amortized cost.

                                                                      Three months ended March 31,
                                                              1999                                   1998
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning Assets                                                        (Dollars in thousands)
  Loans receivable                              $425,163      $7,781     7.42%       $285,621       $5,506     7.82%
  Securities-available for sale                  244,726       3,792     6.20%        200,729        3,405     6.79%
  Federal Home Loan Bank Stock                     7,215         119     6.69%          3,437           63     7.43%
  Federal Funds Sold &
     interest-bearing deposits                    23,983         272     4.54%          3,182           35     4.40%
                                          --------------   ---------  --------   ------------   ----------  ----------
      Total earning assets                       701,087      11,964     6.92%        492,969        9,009     7.41%
                                          --------------   ---------  --------   ------------   ----------  ----------
Allowance for Loan Losses                         (4,983)                              (3,875)
Due from Brokers                                     511                                1,753
Unrealized Gain/(Loss)-AFS Securities                355                                 (154)
Other Assets                                      30,027                               14,896
                                          ---------------                         ------------
Total Assets                                    $726,997                             $505,589
                                          ===============                         ============

Interest-Bearing Liabilities
  Savings deposits                               138,831         992     2.90%         96,660          723     3.03%
  NOW  deposits                                   33,010         144     1.77%         21,538          135     2.54%
  Certificates of deposit                        227,743       2,861     5.09%        179,848        2,559     5.77%
  Money Market Accounts                           22,402         215     3.89%          6,800           49     2.92%
  Borrowed Funds                                 173,746       2,359     5.51%        112,204        1,681     6.08%
                                          --------------   ---------  --------   ------------   ----------  ----------
      Total interest-bearing liabilities         595,732       6,571     4.47%        417,050        5,147     5.01%
                                          --------------   ---------  --------   ------------   ----------- ----------
Demand Deposits                                   36,903                               22,113
Other Liabilities                                  8,775                                5,818
                                          ---------------                         ------------
Total Liabilities                                641,410                              444,981
                                          ---------------                         ------------
Stockholders' Equity                              85,587                               60,608
                                          ---------------                         ------------
Total Liabilities & Equity                      $726,997                             $505,589
                                          ===============                         ============

    Net interest income                                       $5,393                                $3,862

    Interest rate spread                                                 2.45%                                 2.40%

    Net earning assets                          $105,355                              $75,919

    Net interest margin                                                  3.12%                                 3.18%

    Average Earning Assets/Average
     Interest-Bearing Liabilities                117.68%                              118.20%

Consolidated Rate/Volume Analysis of Net Interest Income

     The following table presents the dollar amount of changes in interest and dividend income and interest expense for major components of earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and the changes due to changes in interest rates. For each category of earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e., changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                  Three months ended March 31,
                                                           1999 vs. 1998
                                                --------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)
                                                ---------    -------- ----------
Earning Assets                                       (Dollars in thousands)
  Loans receivable ..........................    $ 2,538     ($  263)    $ 2,275
  Securities available for sale .............        640        (253)        387
  Federal Home Loan Bank Stock ..............         62          (6)         56
  Federal Funds sold and interest-bearing
     deposits ...............................        236           1         237
                                                ---------    -------- ----------
      Total earning assets ..................      3,476        (521)      2,955

Interest-Bearing Liabilities
  Savings deposits ..........................        300         (31)        269
  NOW  deposits .............................         21         (12)          9
  Certificates of deposit ...................        539        (237)        302
  Money Market Accounts .....................        145          21         166
  Borrowed Funds ............................        819        (141)        678
                                                ---------    -------- ----------
      Total interest-bearing liabilities ....    $ 1,824     ($  400)    $ 1,424

    Net interest income .....................                            $ 1,531
                                                                      ==========


     Provision for Loan Losses. The Company's provision for loan losses is based upon its analysis of the adequacy of the allowance for loan losses. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the Bank's loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The Bank's ratio of non-performing loans to total loans was 0.71% and 0.68% at March 31, 1999 and December 31, 1998, respectively. The provision for loan losses for the three months ended March 31, 1999 increased $30 thousand to $255 thousand from $225 thousand for the three months ended March 31, 1998.


     Non-Interest Income. Total non-interest income increased by $99 thousand, or 30.5%, to $424 thousand for the three months ended March 31, 1999 from $325 thousand for the three months ended March 31, 1998, primarily due to the increase in service charges on deposit accounts attributable to the restructuring of service charges on certain deposit products, in addition to an increase in the number of deposit accounts due to the acquisition of AFSALA.

     Non-Interest Expenses. Non-interest expenses increased $592 thousand, or 18.8%, to $3.7 million for the three months ended March 31, 1999 from $3.2 million for the three months ended March 31, 1998. Non-interest expenses were impacted by increased salaries, wages and benefits primarily due to the additional AFSALA branches acquired, in addition to the acceleration of depreciation and amortization of equipment and leasehold improvements, and the amortization of goodwill as a result of the acquisition of AFSALA. These and other changes are discussed in more detail below.

     Salaries, wages and benefits increased by $239 thousand, or 15.1%, due primarily to increased costs as a result of the acquisition of AFSALA, the opening of a new branch in February 1999, as well as general cost of living and merit raises to employees. Management believes that salaries, wages and benefits may fluctuate in future periods as a result of the costs related to the Company's ESOP, as the expense related to the ESOP is dependent on the Company's average stock price.

     Occupancy and equipment increased $216 thousand, or 52.3%, to $629 thousand for the three months ended March 31, 1999, from $413 thousand in 1998 primarily due to the acceleration of depreciation and amortization of equipment and leasehold improvements on a branch being closed as a result of the acquisition. In addition, rent and maintenance expense increased as a result of the opening of a new branch in February 1999 and the four additional AFSALA branches acquired in the merger.

     Data processing decreased $74 thousand, or 23.9%, from $309 thousand in 1998 to $235 thousand for the three months ended March 31, 1999 primarily due to cost efficiencies associated with the newly converted core application (loans and deposits) data system.

     Non-interest expenses for the three months ended March 31, 1999 included the amortization of goodwill totaling approximately $133 thousand, which is being amortized to expense over fifteen years using the straight-line method.

     Other non-interest expenses increased approximately $86 thousand, or 12.8%, to $757 thousand for the three months ended March 31, 1999 when compared to the previous period. This increase was primarily due to the replacement of supplies related to the change of the Bank's name, additional courier services for check processing and telephone expense due to the added AFSALA branches.


     Income Tax Expense. Income tax expense increased by $419 thousand, or 115.7%, to $781 thousand for the three months ended March 31, 1999 from $362 thousand for the three months ended March 31, 1998. The increase was primarily the result of the increase in income before taxes.

ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

                                              March 31,  Dec.31,
                                                1999      1998
                                               ------    ------
                                            (Dollars in thousands)
Non-accruing loans:
   One-to four-family (1) ..................   $1,221    $1,018
   Multi-family ............................     --        --
   Commercial real estate ..................       46        20
   Consumer ................................      412       342
   Commercial business .....................      243       230
                                               ------    ------
     Total .................................    1,922     1,610
                                               ------    ------
Accruing loans delinquent more than 90 days:
   One-to four-family (1) ..................      191       358
   Multi-family ............................     --        --
   Commercial real estate ..................      199       215
   Consumer ................................        1         7
   Commercial business .....................     --        --
                                               ------    ------
     Total .................................      391       580
                                               ------    ------
Troubled debt restructured loans:
   One-to four-family (1) ..................       85        85
   Multi-family ............................     --        --
   Commercial real estate ..................      534       537
   Consumer ................................     --        --
   Commercial business .....................       88        92
                                               ------    ------
     Total .................................      707       714
                                               ------    ------
Total non-performing loans .................    3,020     2,904
                                               ------    ------
Real estate owned and repossessed assets:
   One-to four-family (1) ..................      252       313
   Multi-family ............................     --        --
   Commercial real estate ..................       30        30
   Consumer ................................       39        56
   Commercial business .....................     --        --
                                               ------    ------
     Total .................................      321       399
                                               ------    ------
Total non-performing assets ................   $3,341    $3,303
                                               ======    ======

Total as a percentage of total assets ......     0.46%     0.45%

(1)  Includes home equity loans.

Allowance for Loan Losses


     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and changes in the nature and volume of its loan activity, including those loans that are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. The following table sets forth an analysis of the Company's allowance for loan losses.

                                          For the three months
                                            ended March 31,
                                           1999         1998
                                          -------     -------
                                             (In thousands)

Balance at beginning of period ........   $ 4,891     $ 3,807

Charge-offs:
     One- to four-family ..............       (10)         (6)
     Multi-family .....................      --          --
     Commercial real estate ...........      --          --
     Consumer .........................       (34)        (92)
     Commercial business ..............      --          --
                                          -------     -------
        Total charge-offs .............       (44)        (98)
                                          -------     -------

Recoveries:
     One- to four-family ..............      --             1
     Multi-family .....................      --          --
     Commercial real estate ...........        25        --
     Consumer .........................        11          13
     Commercial business ..............        12           4
                                          -------     -------
        Total recoveries ..............        48          18
                                          -------     -------

Net recoveries (charge-offs) ..........         4         (80)
Provisions charged to operations ......       255         225
                                          -------     -------
Balance at end of period ..............     5,150       3,952
                                          =======     =======

Ratio of allowance for loan
losses to total loans (period end) ....      1.21%       1.37%

Ratio of allowance for loan losses
to non-performing loans (at period end)    170.53%     127.81%

Ratio of net recoveries (charge-offs)
during the period to average
loans outstanding during period .......      0.00%     (0.03%)

Liquidity and Capital Resources


     The Bank is required by OTS regulations to maintain, for each calendar quarter, a daily average balance of cash and eligible liquid investments of not less than 4% of (i) the amount of its net withdrawable accounts and borrowings (due in one year or less) at the end of the preceding calendar quarter; or (ii) the average daily balance of its net withdrawable accounts and borrowings (due in one year or less) during the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 31.35% and 31.97% at March 31, 1999 and December 31, 1998, respectively.

     The Company's sources of liquidity include cash flows from operations, principal and interest payments on loans, mortgage-backed securities and collateralized mortgage obligations, maturities of securities, deposit inflows, borrowings from the FHLB of New York and proceeds from the sale of securities sold under agreements to repurchase.

     While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and prepayments on loans and securities are greatly influenced by general interest rates, economic conditions and competition. In addition, the Bank invests excess funds in overnight deposits which provide liquidity to meet lending requirements.

     In addition to deposit growth, the Company borrows funds from the FHLB of New York or may utilize other types of borrowed funds to supplement its cash flows. At March 31, 1999 and December 31, 1998, the Company had $21.3 million and $21.4 million, respectively, in outstanding borrowings from the FHLB of New York and $152.4 million in securities repurchase agreements.

     As of March 31, 1999 and December 31, 1998, the Company had $254.5 million and $244.2 million of securities, respectively, classified as available for sale. The liquidity of the securities available for sale portfolio provides the Company with additional potential cash flows to meet loan growth and deposit flows.

     Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company's commitments to make loans and management's assessment of the Company's ability to generate funds.



     The Bank is subject to federal regulations that impose certain minimum capital requirements. At March 31, 1999, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at March 31, 1999 according to regulatory definition. At March 31, 1999, the Bank's tangible and core capital levels were both $64.9 million (8.98% of total adjusted assets) and its total risk-based capital level was $68.8 million (21.79% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 3.0% for core capital, and 8.0% for total risk-based capital.

     During the first three months of 1999, the Company repurchased 95,500 shares of its common stock in open-market transactions at a total cost of $1.6 million.

Impact of the Year 2000


     The Year 2000 issue confronting the Company, its vendors, and its customers, centers on the inability of some computer systems to recognize the year 2000. Many existing computer programs and systems originally were programmed with six digit dates that provided only two digits to identify the calendar year in the date field. With the impending new millennium, these programs and computers will recognize "00" as the year 1900 rather than the year 2000.

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institution Examination Council has issued several interagency statements on Y2K project management awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to ensure resolution of any Y2K problems. The federal banking agencies have indicated that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of application for approval of mergers or acquisitions or the imposition of civil money penalties.

     The Company has formulated a plan addressing the Y2K issue and established a seven member steering committee. The Company's steering committee meets monthly and reports on a quarterly basis to the Board of Directors as to the Company's progress in resolving any Y2K problems. The committee created an action plan that includes milestones, budget, estimates, strategies, and methodologies to track and report the status of the project. Members of the committee attended conferences to gain more insight into the Y2K issue and potential strategies for addressing it. These strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Company's Y2K exposure. A Company inventory was developed to identify and monitor Y2K readiness for information systems, including hardware, software, and vendors, as well as environmental systems, including security systems and facilities. The Company inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and these Y2K-ready versions have been delivered, installed and have entered the validation process. The validation phase is designed to test the ability of hardware and software to accurately process date sensitive data. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

     During the assessment phase, the Company began to develop back-up or contingency plans for each of its mission critical systems. The majority of the Company's mission critical systems are dependent upon third party service providers or vendors, therefore, contingency plans include using or reverting to manual systems until system problems can be corrected or selecting a new vendor. In the event a current vendor's system fails during the validation phase, and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a list of prospective vendors.

     The Company has identified a worst case scenario that envisions the possibility of the lack of power or communication services for a period of time in excess of a day. Contingency planning is an integral part of the Company's Y2K readiness plan. Key operating personnel are actively analyzing services that will be supported during extended outages and preparing written plans and procedures to train Bank personnel.

     There can be no assurance that Year 2000-related problems will not occur. Despite the Company's efforts to identify and address Year 2000 issues, such issues presents risks to the Company, including business disruptions and financial losses.

     Since the inception of the Year 2000 project, the costs incurred by the Company to address Year 2000 compliance were approximately $41 thousand. The
Company estimates it will incur up to approximately $100 thousand in direct costs during fiscal 1999 to support its compliance initiatives. Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program. The Company also cannot predict whether third party systems will be Year 2000 complaint, or whether the costs required to address the Year 2000 issue, and the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Company's business, financial condition and results of operations.


Effect of Inflation and Changing Prices


     The Company's consolidated financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative purchasing power of money over time due to inflation. Unlike industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or with the same magnitude as the prices of goods and services.


 Recent Accounting Pronouncements


     In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

Item 3.


     Quantitative And Qualitative Disclosures About Market Risk


     There have been no material changes in the Company's interest rate risk position since December 31, 1998. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.




Part II - Other Information

Item 1.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

            Financial data schedule, Exhibit #27

      (b)   Reports on Form 8-K


               A Current Report on Form 8-K/A was filed by the Company on January 29, 1999 amending the Company's Current Report on Form 8-K for the event of November 16, 1998. The Form 8-K/A contained pro forma financial information required by Item 7(b) of Form 8-K.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.


/s/ John M. Lisicki


John M. Lisicki
President and Chief Executive Officer
(Principal Executive Officer)
Date:  May 17, 1999


/s/ James J. Alescio

James J. Alescio
Senior Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)
Date:  May 17, 1999

                                 EXHIBITS INDEX




Exhibit 27     Financial Data Schedule