Form 10-Q
period 1999-06-30
AMBANC HOLDING CO INC
filed 1999-08-13
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended June 30, 1999
                                         --------------
                                       or

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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at August 13, 1999
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                              5,155,060

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 1999



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Interim Statements of Financial Condition at
               June  30, 1999 and December 31, 1998........................... 3

               Consolidated Interim Statements of Income for the three months and six months ended June  30, 1999 and 1998................... 4

               Consolidated Interim Statements of Cash Flows for the six
               months ended June  30, 1999 and 1998........................... 5

               Notes to Unaudited Interim Consolidated Financial Statements... 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....26

Part II.   OTHER INFORMATION..................................................26

Item 6.    Exhibits and Reports on Form 8-K...................................26

SIGNATURES....................................................................27

EXHIBITS INDEX................................................................28

Part I.   Financial Information
Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Financial Condition  (unaudited)
(dollars in thousands, except per share amounts)           June 30,    Dec. 31,
                                                             1999        1998
                                                          ---------    ---------
                               Assets
Cash and due from banks ...............................   $  12,825    $  9,225
Interest-bearing deposits .............................       1,114       3,390
Federal funds sold ....................................       4,900      30,200
                                                          ---------    ---------
     Cash and cash equivalents ........................      18,839      42,815
                                                          ---------    ---------
Securities available for sale, at fair value ..........     235,610     244,241
Federal Home Loan Bank of New York stock, at cost .....       7,215       7,215
Loans receivable, net of unamortized fees and costs....     434,750     425,824
     Allowance for loan losses ........................      (5,352)     (4,891)
                                                          ---------    ---------
     Loans receivable, net ............................     429,398     420,933
                                                          ---------    ---------
Accrued interest receivable ...........................       4,316       4,115
Premises and equipment, net ...........................       4,879       4,537
Real estate owned and repossessed assets ..............         210         399
Goodwill ..............................................       7,657       7,923
Other assets ..........................................       5,605       3,294
                                                          ---------    ---------
     Total assets .....................................   $ 713,729    $735,472
                                                          =========    =========

                Liabilities and Shareholders' Equity
Liabilities:
   Deposits ...........................................   $ 460,166    $461,413
   Federal Home Loan Bank term advances ...............      21,188      21,410
   Securities sold under agreements to repurchase .....     138,000     152,400
   Advances from borrowers for taxes and insurance ....       3,522       2,436
   Accrued interest payable ...........................       1,292       1,426
   Accrued expenses and other liabilities .............       5,886       4,494
   Due to brokers .....................................       1,000       6,000
                                                          ---------    ---------
     Total liabilities ................................     631,054     649,579
                                                          ---------    ---------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at June 30, 1999 and
    December 31, 1998 .................................         --          --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,432,371  shares issued  at  June 30,
    1999 and December 31, 1998 ........................          54          54
   Additional paid in capital .........................      63,239      63,019
   Retained earnings,substantially restricted .........      27,666      26,356
   Treasury Stock, at cost (105,811 shares at June 30,
      1999 and 23,908 shares at December 31, 1998) ....      (1,672)       (329)
   Unallocated common stock held by ESOP ..............      (2,583)     (2,818)
   Unearned RRP shares issued .........................        (664)       (759)
   Accumulated other comprehensive (loss) income ......      (3,365)        370
                                                          ---------    ---------
     Total shareholders' equity .......................      82,675      85,893
                                                          ---------    ---------
     Total liabilities and shareholders' equity .......   $ 713,729    $735,472
                                                          =========    =========

See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)
                                                                Six Months            Three months
                                                               Ended June 30,         Ended June 30,
                                                               1999      1998         1999      1998
                                                              ------    ------       ------    ------
Interest and dividend income:
   Loans ................................................     15,620   $ 11,152    $  7,839    $  5,646
   Securities available for sale ........................      7,658      6,733       3,866       3,328
   Federal Funds sold and interest-bearing deposits......        402         90         130          55
   Federal Home Loan Bank stock .........................        241        129         122          66
                                                            --------   --------    --------    --------
     Total interest and dividend income..................     23,921     18,104      11,957       9,095
                                                            --------   --------    --------    --------
Interest Expense:
   Deposits .............................................      8,402      6,804       4,190       3,338
   Borrowings ...........................................      4,620      3,590       2,261       1,909
                                                            --------   --------    --------    --------
     Total interest expense .............................     13,022     10,394       6,451       5,247
                                                            --------   --------    --------    --------
     Net interest income ................................     10,899      7,710       5,506       3,848
Provision for loan losses ...............................        495        450         240         225
                                                            --------   --------    --------    --------
     Net interest income after provision
       for loan losses ..................................     10,404      7,260       5,266       3,623
                                                            --------   --------    --------    --------
Non-interest income:
   Service charges on deposit accounts ..................        683        464         350         252
   Net losses on securities transactions ................         --       (105)         --        (112)
   Other ................................................        179        174          88          68
                                                            --------   --------    --------    --------
     Total non-interest income ..........................        862        533         438         208
                                                            --------   --------    --------    --------
Non-interest expense:
   Salaries, wages and benefits .........................      3,728      3,155       1,904       1,570
   Non-recurring termination benefits ...................       --          399          --         399
   Occupancy and equipment ..............................      1,184        811         555         398
   Data processing ......................................        626        613         391         304
   Correspondent bank processing fees ...................        109         67          55          37
   Real estate owned and repossessed assets expenses, net         20         21          (6)         13
   Professional fees ....................................        176        360          88         222
   Amortization of goodwill .............................        266         --         133          --
   Other ................................................      1,473      1,390         716         719
                                                            --------   --------    --------    --------
     Total non-interest expenses ........................      7,582      6,816       3,836       3,662
                                                            --------   --------    --------    --------
Income  before taxes ....................................      3,684        977       1,868         169
Income tax expense ......................................      1,557        434         776          72
                                                            --------   --------    --------    --------
     Net income .........................................      2,127   $    543    $  1,092    $     97
                                                            --------   --------    --------    --------

Basic earnings per share                                    $   0.43   $   0.14    $   0.22    $   0.03
Diluted earnings per share                                  $   0.42   $   0.14    $   0.22    $   0.03

See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)                                          Six months
                                                               ended June 30,
                                                              1999        1998
                                                           --------    --------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
     Net income                                            $2,127         $543
     Adjustments to reconcile net income  to net
     cash provided by operating activities:
       Depreciation and amortization                          711          353
       Provision for loan losses                              495          450
       Provision for losses and writedowns on
         real estate owned and repossessed assets               3            4
       Net (gain) loss on sale of real estate
         owned and repossessed assets                          (6)           4
       ESOP compensation expense                              375          446
       RRP expense                                            210          226
       Net loss on sale securities transactions             ----           105
       Net amortization of premium on securities              551          568
       Increase in accrued interest receivable
         and other assets                                      (3)        (760)
       Increase in accrued interest payable, accrued
         expenses and other liabilities                     1,258          558
                                                       ------------  ----------
            Net cash provided by
                 operating activities                       5,721        2,497
                                                       ------------  ----------
  Cash flows from investing activities:
       Proceeds from sales and redemptions of
         securities available for sale                     10,500       94,126
       Purchases of securities available for sale         (53,140)    (138,635)
       Proceeds from principal paydowns and
          maturities of securities available for sale      39,494       26,687
       Purchase of FHLB stock                               ----        (1,149)
       Net increase in loans made to customers             (9,023)     (40,656)
       Purchases of premises and equipment                   (782)         (92)
       Proceeds from sale of real estate owned
         and repossessed assets                               254          207
                                                       ------------  ----------
           Net cash used in investing activities         (12,697)     (59,512)
                                                       ------------  ----------
                                                                    (Continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued (unaudited)
(dollars in thousands)                                          Six months
                                                               ended June 30,
                                                              1999        1998
                                                           --------    --------
  Cash flows from financing activities:
      Net decrease in deposits                            (1,247)      (11,601)
      Net proceeds in FHLB overnight advances              ----         26,500
      Repayment of FHLB term advances1                      (222)        ----
      Proceeds from repurchase agreements                  ----         44,320
      Repayments of repurchase agreements                (14,400)       (2,600)
      Increase in advances from borrowers
         for taxes and insurance                           1,086           598
      Purchase of Treasury Stock                          (1,557)       (3,976)
      Excercise of stock options                             139            56
      Dividends paid                                        (799)         (502)
                                                       ------------  ----------
      Net cash (used in) provided by
        financing activities                             (17,000)       52,795
                                                       ------------  ----------

  Net decrease in cash and cash equivalents              (23,976)       (4,220)
  Cash and cash equivalents at beginning of period        42,815        10,259
                                                       ------------  ----------
  Cash and cash equivalents at end of period             $18,839        $6,039
                                                       ============  ==========


Supplemental disclosures of cash flow information - cash paid during the year for:

  Interest                                               $13,157       $10,432
                                                       ============  ==========

  Income Taxes                                            $1,167          $838
                                                       ============  ==========

Noncash investing and financing activities:
  Net transfer of loans to real estate owned and
   repossessed assets                                        $62          $135
                                                       ============  ==========

  Increase in amounts due to brokers from
   purchases of securities available for sale             $1,000        ----
                                                       ============  ==========

  Adjustment of securities available for sale to
   fair value, net of tax                                ($3,735)         $299
                                                       ============  ==========

  Tax benefit related to vested RRP shares                   $21           $76
                                                       ============  ==========


See accompanying notes to unaudited interim consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1) In management's opinion, the financial information, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three month and six month periods ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1998 Annual Report on Form 10-K. The results of operations for the interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 1999.

(2) Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to current period presentations.

(3)  Earnings per Share

     Basic earnings per share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for purposes of computing earnings per share. Shares of restricted stock are considered outstanding common shares and included in the computation of basic EPS when they become fully vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options and unvested RRP shares) were exercised into common stock or resulted in the issuance of common stock.

     The calculation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS) is as follows:

                                                          Weighted
                                             Net           Average     Per Share
                                           Income          Shares       Amount
                                        ------------     ----------    ---------
For the six months ended June 30, 1999

Basic EPS
Net Income available to common shareholders  $2,127       5,001,220        $0.43
                                             ======                        =====
Effect of Dilutive Securities:
Stock Options                                                39,978
Unvested RRP shares                                          18,203
                                                          ---------
Diluted EPS
Net Income available to common shareholders
  plus assumed conversions                   $2,127       5,059,401        $0.42
                                             ======       =========        =====
For the six months ended June 30, 1998

Basic EPS
Net Income available to common shareholders    $543       3,793,648        $0.14
                                             ======                        =====
Effect of Dilutive Securities:
Stock Options                                                66,709
Unvested RRP shares                                          34,351
                                                          ---------
Diluted EPS
Net Income available to common shareholders
  plus assumed conversions                     $543       3,894,708        $0.14
                                             ======       =========        =====

For the quarter ended June 30, 1999

Basic EPS
Net Income available to common shareholders  $1,092       4,993,494        $0.22
                                             ======                        =====
Effect of Dilutive Securities:
Stock Options                                                48,352
Unvested RRP shares                                          16,204
                                                          ---------
Diluted EPS
Net Income available to common shareholders
  plus assumed conversions                   $1,092       5,058,050        $0.22
                                             ======       =========        =====
For the quarter ended June 30, 1998

Basic EPS
Net Income available to common shareholders    $ 97       3,759,045        $0.03
                                             ======                        =====
Effect of Dilutive Securities:
Stock Options                                                70,918
Unvested RRP shares                                          31,933
                                                          ---------
Diluted EPS
Net Income available to common shareholders
  plus assumed conversions                     $ 97       3,861,896        $0.03
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

     Comprehensive income (loss) for the six-month periods ended June 30, 1999 and 1998 was ($1.6) million and $842 thousand, respectively. Comprehensive income (loss) for the three-month periods June 30, 1999 and 1998 was ($2.1) million and $491 thousand, respectively.

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


     The Bank's results of operations are primarily dependent on its net interest income, which is the difference between the interest and dividend income earned on its assets, primarily loans and securities, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of non-interest expenses, such as employee salaries and benefits, other income, such as fees on deposit-related services, and the provision for loan losses.


     The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loan to asset ratio with emphasis on originating traditional one- to four-family residential mortgage and home equity loans in its primary market area. At June 30, 1999, the loan receivable, net, to assets ratio was 60.2%, up from 57.2% at December 31, 1998. In addition, the portfolio of loans secured by one- to four-family residential mortgage and home equity loans as a percentage of the total loan portfolio was 86.6% at June 30, 1999, up from 84.3% at December 31, 1998.



Forward-Looking Statements


     When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including, but not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition, the possibility that expected cost savings from the merger with AFSALA cannot be fully realized or realized within the expected time frame, the possibility that costs or difficulties related to the intergration of the businesses of the Company and AFSALA may be greater than expected and the possibility that revenues following the merger with AFSALA may be greater than expected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advice readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake - and specifically disclaim any obligation - to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Acquisition Of AFSALA Bancorp, Inc.

     On November 16, 1998, the Company acquired AFSALA Bancorp, Inc. and its wholly owned subsidiary, Amsterdam Federal Bank. At the date of the merger, AFSALA had approximately $167.1 million in assets, $144.1 million in deposits, and $19.2 million in shareholders' equity. Pursuant to the merger agreement, AFSALA was merged with and into Ambanc Holding Co., Inc., and Amsterdam Federal Bank was merged with and into the former Amsterdam Savings Bank, FSB. The combined bank now operates as one institution under the name "Mohawk Community Bank" .

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

     The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of AFSALA resulted in approximately $8.0 million in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method. The results of operations of AFSALA have been included in the Company's consolidated statement of income from the date of acquisition.


Financial Condition

Comparison of Financial Condition at June 30, 1999 and December 31, 1998. Total assets decreased by $21.7 million or 3.0% to $713.7 million at June 30, 1999 from $735.5 million at December 31, 1998, primarily due to decreases in cash and cash equivalents and securities available for sale of $24.0 million and $8.6 million, respectively, offset by increases in loans receivable, net and other assets of $8.5 million and $2.3 million, respectively.

     Cash and cash equivalents decreased $24.0 million, or 56.0% to $18.8 million at June 30, 1999 from $42.8 million at December 31, 1998. Likewise, securities available for sale decreased $8.6 million, or 3.5%, to $235.6 million at June 30, 1999 from $244.2 million at December 31, 1998 resulting primarily from the maturities and calls of securities. Loans receivable, net increased $8.5 million from $420.9 million at December 31, 1998, to $429.4 million at June 30, 1999, an increase of 2.0% due to increased loan activity primarily in residential mortgage and home equity loans. In addition, other assets increased $2.3 million, or 70.2%, to $5.6 million at June 30, 1999, due primarily to the deferred tax consequences related to the adjustment of securities available for sale to fair value.

     Deposits decreased by $1.2 million, or 0.3%, to $460.2 million at June 30, 1999 from $461.4 million at December 31, 1998. Likewise, borrowed funds decreased $14.6 million, or 8.4%, to $159.2 million at June 30, 1999 from $173.8 million at December 31, 1998, due to the maturity of repurchase agreements. Also, due to brokers decreased $5.0 million to $1.0 million at June 30, 1999, resulting from the payment of amounts due to brokers from purchases of securities outstanding on December 31, 1998. However, accrued expenses and other liabilities increased $1.4 million, or 31.0%, to $5.9 million at June 30, 1999. This increase was the result of a change in processing whereby teller drafts and money orders are now drawn upon the Bank and ultimately paid through the Bank's Federal Reserve Bank correspondent account and are included in accrued expenses and other liabilities. Previously, these items were drawn against a correspondent bank account.

     Shareholders' equity decreased $3.2 million, or 3.7%, from $85.9 million at December 31, 1998 to $82.7 million at June 30, 1999, due primarily to the decrease in net unrealized gain or loss on securities available for sale, net of tax, of $3.7 million, in addition to, the purchases of treasury stock and the payment of cash dividends of $1.6 million and $800 thousand, respectively. These decreases were offset by net income of $2.1 million for the six months ended June 30, 1999. Other significant items impacting shareholders' equity during the first six months of 1999 were the release of 23,419 ESOP shares, and the continued amortization of the unearned RRP shares.



Comparison  of  Operating  Results for the Three  Months Ended June 30, 1999 and
1998.

     Net Income. Net income for the three months ended June 30, 1999 was $1.1 million compared to $97 thousand for the three months ended June 30, 1998. Net income for the three months ended June 30, 1999 increased primarily as a result of increased net interest income and non-interest income, offset in part by an increase in non-interest expenses and provision for loan losses. As previously noted, on November 16, 1998, the Company acquired AFSALA Bancorp, Inc. and its wholly owned subsidiary, Amsterdam Federal Bank. Many of the fluctuations noted below, including increases in average balances and certain income and expenses, are the result of AFSALA's operations being included in the 1999 period but not in the 1998 period. These and other changes are discussed in more detail below.

     Net Interest Income. Net interest income increased $1.7 million, or 43.1%, to $5.5 million for the three months ended June 30, 1999 from $3.8 million for the three months ended June 30, 1998. The increase in net interest income was primarily due to an increase of $188.8 million, or 37.2%, in the average balance of earning assets (primarily due to the acquisition of AFSALA), in addition to an increase in interest rate spread from 2.28% for the three months ended June 30, 1998 to 2.51% for the three months ended June 30, 1999, offset by an increase in the average balance of interest-bearing liabilities of $163.4 million (primarily due to the acquisition of AFSALA), or 38.2%.

     Earning assets primarily consist of loans receivable, securities available for sale, federal funds sold, FHLB of New York stock, and interest-bearing deposits. Interest-bearing liabilities primarily consist of interest-bearing deposits, FHLB advances and securities repurchase agreements.

     The interest rate spread, which is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities, increased to 2.51% for the three months ended June 30, 1999 from 2.28% for the three months ended June 30, 1998. The increase in the interest rate spread is primarily the result of the decrease in the average cost of interest-bearing liabilities being greater than the decrease in the average yield on earning assets.

     Interest and Dividend Income. Interest and dividend income increased by approximately $2.9 million, or 31.5%, to $12.0 million for the three months ended June 30, 1999 from $9.1 million for the three months ended June 30, 1998. The increase was largely the result of an increase of $188.8 million, or 37.2%, in the average balance of earning assets to $695.9 million for the three months ended June 30, 1999, as compared to $507.1 million for the three months ended June 30, 1998. The increase in the average balance of earning assets consisted primarily of increases in the average balance of loans receivable of $135.6 million, or 46.2%, securities available for sale of $43.9 million, or 21.4%, FHLB of New York stock of $3.7 million, or 103.4 %, and federal funds sold and interest-bearing deposits of $5.6 million. Offsetting the effects of the increase in the average balance of earning assets was a 30 basis point decrease in the average yield on total earning assets. The yield on the average balance of earning assets was 6.89% and 7.19% for the three months ended June 30, 1999 and 1998, respectively.

     Interest and fees on loans increased $2.2 million, or 38.8%, to $7.8 million for the three months ended June 30, 1999. This increase was primarily the result of an increase in the average balance of loans receivable of $135.6 million offset by a 39 basis point decrease in the average yield.

     Interest and dividend income on securities available for sale increased $538 thousand, or 16.2%, to $3.9 million for the three months ended June 30, 1999 from $3.3 million for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $43.9 million offset by a 28 basis point decrease in the average yield on these securities.


     Interest Expense. Total interest expense increased by $1.2 million, or 22.9%, to $6.5 million for the three months ended June 30, 1999 from $5.2 million for the three months ended June 30, 1998. Total average interest-bearing liabilities increased by $163.4 million, or 38.2%, to $591.3 million for the second quarter of 1999 compared to $427.9 million for the same period of the previous year. During the same periods, the average rate paid on interest-bearing liabilities decreased by 54 basis points to 4.38% from 4.92%.

     Total interest expense for the three months ended June 30, 1999 increased primarily due to an increase in the average balance of total borrowed funds to $166.0 million from $131.1 million, partially offset by a decrease of 38 basis points, to 5.46%, in the average rate paid for these funds during the period. In addition, interest expense relative to savings accounts, certificates of deposits, and money market accounts increased primarily as a result of increases in the average balances on these deposit accounts as a result of the acquisition of AFSALA.




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

                                                                    Three months ended June 30,
                                                              1999                                   1998
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning Assets                                                        (Dollars in thousands)
  Loans receivable                              $429,013     $ 7,839     7.33%       $293,388      $ 5,646     7.72%
  Securities available for sale                  249,045       3,866     6.21%        205,109        3,328     6.49%
  Federal Home Loan Bank Stock                     7,215         122     6.78%          3,548           66     7.46%
  Federal Funds Sold &
     interest-bearing deposits                    10,648         130     4.83%          5,056           55     4.30%
                                          --------------   ---------  --------   ------------   ----------  ----------
      Total earning assets                       695,921      11,957     6.89%        507,101        9,095     7.19%
                                          --------------   ---------  --------   ------------   ----------  ----------
Allowance for Loan Losses                         (5,245)                              (4,000)
Due from Brokers                                   1,912                               16,726
Unrealized Gain/(Loss)-AFS Securities               (311)                                (389)
Other Assets                                      33,371                               16,826
                                          ---------------                         ------------
Total Assets                                    $725,648                             $536,264
                                          ===============                         ============

Interest-Bearing Liabilities
  Savings deposits                               140,076       1,015     2.91%         98,439          744     3.03%
  NOW  deposits                                   36,967         155     1.68%         22,710          138     2.44%
  Certificates of deposit                        225,599       2,808     4.99%        168,997        2,407     5.71%
  Money Market Accounts                           22,637         212     3.76%          6,666           49     2.95%
  Borrowed Funds                                 165,982       2,261     5.46%        131,073        1,909     5.84%
                                          --------------   ---------  --------   ------------   ----------  ----------
      Total interest-bearing liabilities         591,261       6,451     4.38%        427,885        5,247     4.92%
                                          --------------   ---------  --------   ------------   ----------- ----------
Demand Deposits                                   34,963                               25,062
Other Liabilities                                 14,701                               23,448
                                          ---------------                         ------------
Total Liabilities                                640,925                              476,395
                                          ---------------                         ------------
Shareholders' Equity                              84,723                               59,869
                                          ---------------                         ------------
Total Liabilities & Equity                      $725,648                             $536,264
                                          ===============                         ============

    Net interest income                                      $ 5,506                                $3,848

    Interest rate spread                                                 2.51%                                 2.28%

    Net earning assets                          $104,660                              $79,216

    Net interest margin                                                  3.17%                                 3.04%

    Average Earning Assets/Average
     Interest-Bearing Liabilities                117.70%                              118.51%


     Provision for Loan Losses. The Company's provision for loan losses is based upon its analysis of the adequacy of the allowance for loan losses. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The ratio of non-performing loans to total loans increased to 0.73% at June 30, 1999 from 0.68% at December 31, 1998. Non-performing loans at June 30, 1999 were $3.2 million, or 9.7% greater than non-performing loans at December 31, 1998 of $2.9 million. The provision for loan losses for the three months ended June 30, 1999 increased $15 thousand to $240 thousand from $225 thousand for the three months ended June 30, 1998.

     Non-Interest Income. Total non-interest income increased by $230 thousand, or 110.6%, to $438 thousand for the three months ended June 30, 1999 from $208 thousand for the three months ended June 30, 1998 primarily due to the increase in service charges on deposit accounts attributable to the restructuring of service charges on certain deposit products, in addition to an increase in the number of deposit accounts due to the acquisition of AFSALA, coupled with net losses on securities transactions of $112 thousand during the quarter ended June 30, 1998.


     Non-Interest Expenses. Non-interest expenses increased $174 thousand, or 4.8%, to $3.8 million for the three months ended June 30, 1999 from $3.7 million for the three months ended June 30, 1998. Non-interest expenses were impacted by increased salaries, wages and benefits primarily due to the additional AFSALA branches acquired, in addition to the acceleration of depreciation and amortization of equipment and leasehold improvements, and the amortization of goodwill as a result of the acquisition of AFSALA. These and other changes are discussed in more detail below.

     Salaries, wages and benefits increased by $334 thousand, or 21.3%, due primarily to increased costs as a result of the acquisition of AFSALA, the opening of a new branch in February 1999, increased costs associated with the Company's ESOP, as well as general cost of living and merit raises to employees. Management believes that salaries, wages and benefits may fluctuate in future periods as a result of the costs related to the Company's ESOP, as the expense related to the ESOP is dependent on the Company's average stock price.

     Also impacting expenses during the quarter ended June 30, 1998 were costs incurred in connection with the termination and consulting agreements entered into with the former President and CEO totaling $399 thousand.

     Occupancy and equipment increased $157 thousand, or 39.4%, to $555 thousand for the three months ended June 30, 1999, from $398 thousand in 1998 primarily due to the acceleration of depreciation and amortization of equipment and leasehold improvements on a branch being closed as a result of the acquisition. In addition, rent and maintenance expense increased as a result of the opening of a new branch in February 1999 and the four additional AFSALA branches acquired.

     Data processing increased $87 thousand, or 28.6%, from $304 thousand in 1998 to $391 thousand for the three months ended June 30, 1999 primarily due to an increase in the number of deposit and loan accounts due to the acquisition of AFSALA.

     Non-interest expenses for the three months ended June 30, 1999 included the amortization of goodwill totaling approximately $133 thousand, which is being amortized to expense over fifteen years using the straight-line method.

     Professional fees decreased $134 thousand, or 60.4%, from the quarter ended June 30, 1998 to the quarter ended June 30, 1999 due primarily to legal expenses incurred by the Company during the quarter ended June 30, 1998 to defend against litigation initiated by a shareholder totaling $159 thousand.

     Income Tax Expense. Income tax expense increased by $704 thousand to $776 thousand for the three months ended June 30, 1999 from $72 thousand for the three months ended June 30, 1998. The increase was primarily the result of the increase in income before taxes.


Comparison of Operating Results for the Six Months Ended June 30, 1999 and 1998.

     Net Income. Net income increased by $1.6 million for the six months ended June 30, 1999 to $2.1 million from $543 thousand for the six months ended June 30, 1998. Net income for the six months ended June 30, 1999 increased primarily as a result of increased net interest income and non-interest income, offset in part by an increase in non-interest expenses and provision for loan losses. As previously noted, on November 16, 1998, the Company acquired AFSALA Bancorp, Inc. and its wholly owned subsidiary, Amsterdam Federal Bank. Many of the fluctuations noted below, including increases in average balances and certain income and expenses, are the result of AFSALA's operations being included in the 1999 period but not in the 1998 period. These and other changes are discussed in more detail below.

     Net Interest Income. Net interest income increased $3.2 million, or 41.4%, to $10.9 million for the six months ended June 30, 1999 from $7.7 million for the six months ended June 30, 1998. The increase in net interest income was primarily due to an increase of $198.4 million, or 39.7%, in the average balance of earning assets (primarily due to the acquisition of AFSALA), in addition to an increase in interest rate spread from 2.34% for the six months ended June 30, 1998 to 2.50% for the six months ended June 30, 1999, offset by an increase in the average balance of interest-bearing liabilities of $173.4 million (primarily due to the acquisition of AFSALA), or 41.0%.


     Interest and Dividend Income. Interest and dividend income increased by approximately $5.8 million, or 32.1%, to $23.9 million for the six months ended June 30, 1999 from $18.1 million for the six months ended June 30, 1998. The increase was largely the result of an increase of $198.4 million, or 39.7%, in the average balance of earning assets to $698.5 million for the six months ended June 30, 1999, as compared to $500.1 million for the six months ended June 30, 1998. The increase in the average balance of earning assets consisted primarily of increases in the average balance of loans receivable of $137.6 million, or 47.5%, securities available for sale of $44.0 million, or 21.7%, FHLB of New York stock of $3.7 million, or 106.6 %, and federal funds sold and interest-bearing deposits of $13.2 million. Offsetting the effects of the increase in the average balance of earning assets was a 39 basis point decrease in the average yield on total earning assets. The yield on the average balance of earning assets was 6.91% and 7.30% for the six months ended June 30, 1999 and 1998, respectively.

     Interest and fees on loans increased $4.5 million, or 40.1%, to $15.6 million for the six months ended June 30, 1999. This increase was primarily the result of an increase in the average balance of net loans receivable of $137.6 million offset by a 39 basis point decrease in the average yield.


     Interest income on securities available for sale increased $925 thousand, or 13.7%, to $7.7 million for the six months ended June 30, 1999 from $6.7 million for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $44.0 million offset by a 44 basis point decrease in the average yield on these securities.


     Interest Expense. Total interest expense increased by $2.6 million, or 25.3%, to $13.0 million for the six months ended June 30, 1999 from $10.4 million for the six months ended June 30, 1998. Total average interest-bearing liabilities increased by $173.4 million, or 41.0%, to $595.9 million for the first six months of 1999 compared to $422.5 million for the same period of the previous year. During the same periods, the average rate paid on interest-bearing liabilities decreased by 55 basis points to 4.41% from 4.96%.

     Total interest expense for the six months ended June 30, 1999 increased primarily due to an increase in the average balance of total borrowed funds to $169.8 million from $121.7 million, partially offset by a decrease of 46 basis points, to 5.49%, in the average rate paid for these funds during the period. In addition, interest expense relative to savings, certificates of deposits, and money market accounts increased primarily as a result of increases in the average balances on these deposit accounts as a result of the acquisition of AFSALA.


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

                                                                      Six months ended June 30,
                                                              1999                                   1998
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning Assets                                                        (Dollars in thousands)
  Loans receivable                              $427,099     $15,620     7.38%       $289,526      $11,152     7.77%
  Securities available for sale                  246,897       7,658     6.20%        202,932        6,733     6.64%
  Federal Home Loan Bank Stock                     7,215         241     6.74%          3,493          129     7.45%
  Federal Funds Sold &
     interest-bearing deposits                    17,279         402     4.63%          4,124           90     4.34%
                                          --------------   ---------  --------   ------------   ----------  ----------
      Total earning assets                       698,490      23,921     6.91%        500,075       18,104     7.30%
                                          --------------   ---------  --------   ------------   ----------  ----------
Allowance for Loan Losses                         (5,115)                              (3,938)
Due from Brokers                                   1.216                                9,281
Unrealized Gain/(Loss)-AFS Securities                 20                                 (272)
Other Assets                                      31,708                               15,865
                                          ---------------                         ------------
Total Assets                                    $726,319                             $521,011
                                          ===============                         ============

Interest-Bearing Liabilities
  Savings deposits                               139,457       2,007     2.90%         97,554        1,467     3.03%
  NOW  deposits                                   37,369         299     1.61%         21,127          273     2.49%
  Certificates of deposit                        226,665       5,670     5.04%        174,393        4,966     5.74%
  Money Market Accounts                           22,520         426     3.81%          6,732           98     2.94%
  Borrowed Funds                                 169,843       4,620     5.49%        121,691        3,590     5.95%
                                          --------------   ---------  --------   ------------   ----------  ----------
      Total interest-bearing liabilities         595,854      13,022     4.41%        422,497       10,394     4.96%
                                          --------------   ---------  --------   ------------   ----------- ----------
Demand Deposits                                   33,096                               23,595
Other Liabilities                                 12,216                               14,683
                                          ---------------                         ------------
Total Liabilities                                641,166                              460,775
                                          ---------------                         ------------
Shareholders' Equity                              85,153                               60,238
                                          ---------------                         ------------
Total Liabilities & Equity                      $726,319                             $521,011
                                          ===============                         ============

    Net interest income                                      $10,899                                $7,710

    Interest rate spread                                                 2.50%                                 2.34%

    Net earning assets                          $102,636                              $77,578

    Net interest margin                                                  3.15%                                 3.11%

    Average Earning Assets/Average
     Interest-Bearing Liabilities                117.23%                              118.36%


     Provision for Loan Losses. The Company's provision for loan losses is based upon its analysis of the adequacy of the allowance for loan losses. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The ratio of non-performing loans to total loans increased to 0.73% at June 30, 1999 from 0.68% at December 31, 1998. Non-performing loans at June 30, 1999 were $3.2 million, or 9.7% greater than non-performing loans at December 31, 1998 of $2.9 million. The provision for loan losses for the six months ended June 30, 1999 increased $45 thousand to $495 thousand from $450 thousand for the six months ended June 30, 1998.


     Non-Interest Income. Total non-interest income increased during the six months ended June 30, 1999 to $862 thousand compared with $533 thousand for the six months ended June 30, 1998. An increase in service charges on deposit accounts of $219 thousand attributable to the restructuring of service charges on certain deposit products, in addition to an increase in the number of deposit accounts due to the acquisition of AFSALA along with net losses on securities transactions recorded during the first six months of 1998 of $105 thousand comprise the increase from the previous period.


     Non-Interest Expenses. Non-interest expenses increased $766 thousand, or 11.2%, to $7.6 million for the six months ended June 30, 1999 from $6.8 million for the six months ended June 30, 1998. Non-interest expenses were impacted by increased salaries, wages and benefits primarily due to the additional AFSALA branches acquired, in addition to the acceleration of depreciation and amortization of equipment and leasehold improvements, and the amortization of goodwill as a result of the acquisition of AFSALA. These and other changes are discussed in more detail below.

     Salaries, wages and benefits increased by $573 thousand, or 18.2%, from the previous period due primarily to increased costs as a result of the acquisition of AFSALA, the opening of a new branch in February 1999, increased costs associated with the Company's ESOP, as well as general cost of living and merit raises to employees. Management believes that salaries, wages and benefits may fluctuate in future periods as a result of the costs related to the Company's ESOP, as the expense related to the ESOP is dependent on the Company's average stock price.

     Also impacting expenses during the six months ended June 30, 1998 were costs incurred in connection with the termination and consulting agreements entered into with the former President and CEO totaling $399 thousand.

     Occupancy and equipment increased $373 thousand, or 46.0%, to $1.2 million for the six months ended June 30, 1999, from $811 thousand in 1998 primarily due to the acceleration of depreciation and amortization of equipment and leasehold improvements on a branch being closed as a result of the acquisition. In addition, rent and maintenance expense increased as a result of the opening of a new branch in February 1999 and the four additional AFSALA branches acquired.

     Non-interest expenses for the six months ended June 30, 1999 included the amortization of goodwill totaling approximately $266 thousand, which is being amortized to expense over fifteen years using the straight-line method.

     Professional fees decreased $184 thousand, or 51.1%, from the six months ended June 30, 1998 to the six months ended June 30, 1999 due primarily to legal expenses incurred by the Company during the six months ended June 30, 1998 to defend against litigation initiated by a shareholder totaling $159 thousand.

     Other non-interest expenses increased approximately $83 thousand, or 6.0% to $1.5 million for the six months ended June 30, 1999 when compared to the previous period. This increase was primarily due to the replacement of supplies related to the new bank, additional courier services for check processing and telephone expense due to the added AFSALA branches.

     Income Tax Expense. Income tax expense increased by $1.1 million to $1.6 million for the six months ended June 30, 1999 from $434 thousand for the six months ended June 30, 1998. The increase was primarily the result of the increase in income before taxes.

ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

                                              June 30,   Dec.31,
                                                1999      1998
                                               ------    ------
                                            (Dollars in thousands)
Non-accruing loans:
   One-to four-family (1) ..................   $1,431    $1,018
   Multi-family ............................     --        --
   Commercial real estate ..................       64        20
   Consumer ................................      422       342
   Commercial Business .....................      315       230
                                               ------    ------
     Total .................................    2,232     1,610
                                               ------    ------

Accruing loans delinquent more than 90 days:
   One-to four-family (1) ..................      170       358
   Multi-family ............................     --        --
   Commercial real estate ..................      110       215
   Consumer ................................       22         7
   Commercial Business .....................     --        --
                                               ------    ------
     Total .................................      302       580
                                               ------    ------

Troubled debt restructured loans:
   One-to four-family (1) ..................       85        85
   Multi-family ............................     --        --
   Commercial real estate ..................      483       537
   Consumer ................................     --        --
   Commercial Business .....................       84        92
                                               ------    ------
     Total .................................      652       714
                                               ------    ------
Total non-performing loans .................    3,186     2,904
                                               ------    ------

Real estate owned and repossessed assets:
   One-to four-family (1) ..................      139       313
   Multi-family ............................     --        --
   Commercial real estate ..................       30        30
   Consumer ................................       41        56
   Commercial Business .....................     --        --
                                               ------    ------
     Total .................................      210       399
                                               ------    ------

Total non-performing assets ................   $3,396    $3,303
                                               ======    ======

Non-performing loans as a percentage
   of total loans ..........................     0.73%     0.68%

Non-performing assets as a percentage
   of total assets .........................     0.48%     0.45%

(1)  Includes home equity loans.

Allowance for Loan Losses


     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of its loan activity, including those loans that are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. The following table sets forth a summary of activity in the Company's allowance for loan losses.

                                          For the six months
                                             ended June 30,
                                           1999         1998
                                          -------     -------
                                             (In thousands)

Balance at beginning of period ........   $ 4,891     $ 3,807

Charge-offs:
     One- to four-family ..............      (55)          (6)
     Multi-family .....................     --           --
     Commercial real estate ...........     --           --
     Consumer .........................      (51)        (176)
     Commercial business ..............      (49)         (25)
                                          ------       ------
        Total charge-offs .............     (155)        (207)

Recoveries:
     One- to four-family ..............     --              1
     Multi-family .....................     --           --
     Commercial real estate ...........       35         --
     Consumer .........................       71           28
     Commercial business ..............       15           11
                                          ------       ------
        Total recoveries ..............      121           40

Net charge-offs .......................      (34)        (167)
Provisions charged to operations ......      495          450
                                          ------       ------
Balance at end of period ..............    5,352        4,090
                                          ======       ======

Ratio of allowance for loan
losses to total loans (period end) ....     1.23%        1.26%

Ratio of allowance for loan losses
to non-performing loans (at period end)   167.98%      122.68%

Ratio of net charge-offs during the
period to average loans outstanding
during period (annualized) ............    0.02%        0.12%

Liquidity and Capital Resources


     The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 5% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 31.24% and 31.97% at June 30, 1999 and December 31, 1998, respectively.

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

     In addition to deposit growth, the Company borrows funds from the FHLB of New York or may utilize other types of borrowed funds to supplement its cash flows. At June 30, 1999 and December 31, 1998, the Company had $21.2 and $21.4 million, respectively, in outstanding term borrowings from the FHLB and $138.0 million and $152.4 million, respectively, in securities repurchase agreements.

     As of June 30, 1999 and December 31, 1998, the Company had $235.6 million and $244.2 million, respectively, of securities classified as available for sale. The liquidity of the securities available for sale portfolio provides the Company with additional potential cash flows to meet loan growth and deposit flows.

     Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the saving and loan industry, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company's commitments to make loans and management's assessment of the Company's ability to generate funds.



     The Bank is subject to federal regulations that impose certain minimum capital requirements. At June 30, 1999, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at June 30, 1999 according to regulatory definition. At June 30, 1999, the Bank's consolidated tangible and core capital levels were both $66.3 million (9.41% of total adjusted assets) and its total risk-based capital level was $70.3 million (21.89% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 4.0% for core capital, and 8.0% for total risk-based capital.

     During the first six months of 1999, the Company repurchased 95,500 shares of stock in open-market transactions at a total cost of $1.6 million.

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

     Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institution Examination Council has issued several interagency statements on Y2K project management awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to assure resolution of any Y2K problems. The federal banking agencies have assured that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of application for approval of mergers or acquisitions or the imposition of civil money penalties.

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

     Since the inception of the Year 2000 project, the costs incurred by the Company to address Year 2000 compliance were approximately $142 thousand, of which $99 thousand were hardware and software upgrades which were capitalized and will be amortized over their estimated useful lives of three to five years. The Company estimates it will incur up to approximately $200 thousand in direct costs, primarily as capital expenditures, during fiscal 1999 to support its compliance initiatives. Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program, or that third party systems are or will be Year 2000 complaint, or that the costs required to address the Year 2000 issue, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations.


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



 Recent Accounting Pronouncements



     In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As recently amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

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

     Ambanc Holding Co., Inc.'s Annual Meeting of Shareholders was convened on May 28, 1999.

     Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     With respect to management's nominees, voting was as follows: James J. Bettini, Sr, For - 4,890,209, Withheld - 34,906; Seymour Holtzman, For - 4,884,409, Withheld - 40,706; Allan R. Lyons, For - 4,889,690, Withheld -
35,425; Charles R. Wright, For - 4,890,355, Withheld - 34,760; William L. Petrosino, For - 4,890,143, Withheld - 34,972.

     Proxies were also solicited at the annual meeting for the ratification of the appointment of KPMG LLP as independent auditors of the Company. The proposal was adopted, with 4,898,016 shares voting For, 13,422 shares voting Against, and 13,677 shares Abstaining.


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

            Financial data schedule, Exhibit #27

      (b)   Reports on Form 8-K:

               No current reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.



/s/ John M. Lisicki

John M. Lisicki
President and Chief Executive Officer
(Principal Executive Officer)
Date:  August  13, 1999



/s/ James J. Alescio

James J. Alescio
Senior Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)
Date:  August 13, 1999

                                 EXHIBITS INDEX




Exhibit 27     Financial Data Schedule