Form 10-Q
period 1999-09-30
AMBANC HOLDING CO INC
filed 1999-11-15
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended September 30, 1999
                                         -------------------
                                       or

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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                               Outstanding at November 15, 1999
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                              4,965,890

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 1999



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Interim Statements of Financial Condition at
               September 30, 1999 and December 31, 1998....................... 3

               Consolidated Interim Statements of Income for the three months and nine months ended September 30, 1999 and 1998.............. 4

               Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 1999 and 1998....................... 5

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

Part II.   OTHER INFORMATION..................................................26

Item 6.    Exhibits and Reports on Form 8-K...................................26

SIGNATURES....................................................................27

EXHIBITS INDEX................................................................28

Part I.   Financial Information
Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Financial Condition  (unaudited)
(dollars in thousands, except per share amounts)          Sept. 30,    Dec. 31,
                                                             1999        1998
                   Assets                                 ---------    ---------
Cash and due from banks ...............................   $  13,365   $   9,225
Interest-bearing deposits .............................       1,154       3,390
Federal funds sold ....................................         --       30,200
                                                          ---------    ---------
     Cash and cash equivalents ........................      14,519      42,815
                                                          ---------    ---------
Securities available for sale, at fair value ..........     224,013     244,241
Federal Home Loan Bank of New York stock, at cost .....       7,539       7,215
Loans receivable, net of unamortized fees and costs ...     461,272     425,824
     Allowance for loan losses ........................      (5,580)     (4,891)
                                                          ---------    ---------
     Loans receivable, net ............................     455,692     420,933
                                                          ---------    ---------
Accrued interest receivable ...........................       4,700       4,115
Premises and equipment, net ...........................       5,270       4,537
Real estate owned and repossessed assets ..............         335         399
Goodwill ..............................................       7,524       7,923
Other assets ..........................................       5,523       3,294
                                                          ---------    ---------
     Total assets .....................................   $ 725,115   $ 735,472
                                                          =========    =========
                 Liabilities and Shareholders' Equity
Liabilities:
   Deposits ...........................................   $ 452,947   $ 461,413
   Federal Home Loan Bank advances-short term .........      28,500        --
   Federal Home Loan Bank advances-long term ..........      21,077      21,410
   Securities sold under agreements to repurchase .....     132,810     152,400
   Advances from borrowers for taxes and insurance ....       4,623       2,436
   Accrued interest payable ...........................       1,213       1,426
   Accrued expenses and other liabilities .............       6,883       4,494
   Due to brokers .....................................        --         6,000
                                                          ---------    ---------
     Total liabilities ................................     648,053     649,579
                                                          ---------    ---------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at September 30, 1999 and
    December 31, 1998 .................................         --          --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,432,245  shares issued  at  September 30,
    1999 and December 31, 1998 ........................          54          54
   Additional paid in capital .........................      63,279      63,019
   Retained earnings,substantially restricted .........      28,458      26,356
   Treasury stock, at cost (467,355 shares at September
      30, 1999 and 23,908 shares at December 31, 1998)       (7,521)       (329)
   Unallocated common stock held by ESOP ..............      (2,468)     (2,818)
   Unearned RRP shares issued .........................        (553)       (759)
   Accumulated other comprehensive (loss) income ......      (4,187)        370
                                                          ---------    ---------
     Total shareholders' equity .......................      77,062      85,893
                                                          ---------    ---------
     Total liabilities and shareholders' equity .......   $ 725,115   $ 735,472
                                                          =========    =========
See accompanying notes to unaudited interim consolidated financial statements

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)
                                                                Nine months          Three Months
                                                             Ended September 30,   Ended September 30,
                                                             1999        1998        1999       1998
                                                            --------   --------    --------   --------
Interest and dividend income:
   Loans ................................................   $ 23,970   $ 17,473    $  8,350   $  6,321
   Securities available for sale ........................     11,488     10,082       3,830      3,349
   Federal funds sold and interest-bearing deposits .....        429        262          27        172
   Federal Home Loan Bank stock .........................        368        242         127        113
                                                            --------   --------    --------   --------
     Total interest and dividend income .................     36,255     28,059      12,334      9,955
                                                            --------   --------    --------   --------
Interest expense:
   Deposits .............................................     12,587     10,072       4,185      3,268
   Borrowings ...........................................      6,877      6,192       2,257      2,602
                                                            --------   --------    --------   --------
     Total interest expense .............................     19,464     16,264       6,442      5,870
                                                            --------   --------    --------   --------
     Net interest income ................................     16,791     11,795       5,892      4,085

Provision for loan losses ...............................        670        675         175        225
                                                            --------   --------    --------   --------
     Net interest income after provision
       for loan losses ..................................     16,121     11,120       5,717      3,860
                                                            --------   --------    --------   --------
Non-interest income:
   Service charges on deposit accounts ..................      1,030        714         347        250
   Net losses on securities transactions ................        --        (165)        --         (60)
   Other ................................................        349        223         170         49
                                                            --------   --------    --------   --------
     Total non-interest income ..........................      1,379        772         517        239
                                                            --------   --------    --------   --------
Non-interest expense:
   Salaries, wages and benefits .........................      5,835      4,728       2,075      1,564
   Non-recurring termination benefits ...................       --          399         --         --
   Occupancy and equipment ..............................      1,733      1,197         549        386
   Data processing ......................................        985        941         359        328
   Real estate owned and repossessed assets expenses, net         46         19          26         (2)
   Professional fees ....................................        289        507         113        147
   Amortization of goodwill .............................        399        --          133        --
   Other ................................................      2,329      2,345         779        897
                                                            --------   --------    --------   --------
     Total non-interest expenses ........................     11,616     10,136       4,034      3,320
                                                            --------   --------    --------   --------
Income  before taxes ....................................      5,884      1,756       2,200        779
Income tax expense ......................................      2,500        735         943        301
                                                            --------   --------    --------   --------
     Net income .........................................   $  3,384   $  1,021    $  1,257   $    478
                                                            ========   ========    ========   ========

Basic earnings per share                                    $   0.68   $   0.27    $   0.26    $   0.13
Diluted earnings per share                                  $   0.68   $   0.27    $   0.26    $   0.13

See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)                                          Nine months
                                                            ended September 30,
                                                              1999        1998
                                                           --------    --------
Increase (decrease) in cash and cash equivalents:
Cash flows from operating activities:
     Net income                                            $3,384       $1,021
     Adjustments to reconcile net income  to net
     cash provided by operating activities:
       Depreciation and amortization                        1,076          504
       Provision for loan losses                              670          675
       Provision for losses and writedowns on
         real estate owned and repossessed assets               6            7
       Net loss (gain) on sale of real estate
         owned and repossessed assets                           7           (7)
       ESOP compensation expense                              561          635
       RRP expense                                            321          338
       Net losses on securities transactions                ----           165
       Net amortization of premium on securities              688          827
       Decrease (increase) in accrued interest
         receivable and other assets                          281         (556)
       Increase in accrued interest payable, accrued
         expenses and other liabilities                     2,176        1,050
                                                       ------------  ----------
            Net cash provided by
                 operating activities                       9,170        4,659
                                                       ------------  ----------
  Cash flows from investing activities:
       Proceeds from sales and redemptions of
         securities available for sale                     12,000      119,301
       Purchases of securities available for sale         (60,140)    (142,641)
       Proceeds from principal paydowns and
          maturities of securities available for sale      54,085       36,655
       Purchase of FHLB stock                                (324)      (3,359)
       Net increase in loans made to customers            (35,700)     (18,256)
       Loans purchased                                      ----       (31,888)
       Purchases of premises and equipment                 (1,446)        (105)
       Proceeds from sale of real estate owned
         and repossessed assets                               322          262
                                                       ------------  ----------
           Net cash used in investing activities         (31,203)     (40,031)
                                                       ------------  ----------
                                                                    (Continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows, Continued (unaudited)
(dollars in thousands)                                          Nine months
                                                            ended September 30,
                                                              1999        1998
                                                           --------    --------
  Cash flows from financing activities:
      Net decrease in deposits                            (8,466)      (19,032)
      Net increase (decrease)in FHLB
         short term advances                              28,500       (12,300)
      Proceeds from FHLB long-term advances                ----         20,000
      Repayment of FHLB long-term advances                  (333)        ----
      Proceeds from repurchase agreements                  2,810       161,845
      Repayments of repurchase agreements                (22,400)     (105,645)
      Increase (decrease) in advances from
         borrowers for taxes and insurance                 2,187        (1,002)
      Purchase of treasury stock                          (7,438)       (3,976)
      Excercise of stock options                             139            56
      Dividends paid                                      (1,262)         (748)
                                                       ------------  ----------
      Net cash (used in) provided by
        financing activities                              (6,263)       39,198
                                                       ------------  ----------

  Net (decrease)increase in cash and cash equivalents    (28,296)        3,826
  Cash and cash equivalents at beginning of period        42,815        10,259
                                                       ------------  ----------
  Cash and cash equivalents at end of period             $14,519       $14,085
                                                       ============  ==========


Supplemental disclosures of cash flow information - cash paid during the period for:

  Interest                                               $19,678       $15,563
                                                       ============  ==========

  Income taxes                                            $1,952          $838
                                                       ============  ==========

Noncash investing and financing activities:
  Net transfer of loans to real estate owned and
   repossessed assets                                       $271          $218
                                                       ============  ==========

  Adjustment of securities available for sale to
   fair value, net of tax                                ($4,557)       $1,494
                                                       ============  ==========

  Tax benefit related to vested RRP shares                   $21           $76
                                                       ============  ==========


See accompanying notes to unaudited interim consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS


(1) In management's opinion, the financial information included herein, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three month and nine month periods ended September 30, 1999 and 1998 in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1998 Annual Report on Form 10-K. The results of operations for the 1999 interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ending December 31, 1999.

(2) Amounts in the prior periods' consolidated interim financial statements are reclassified whenever necessary to conform to current period presentations.

(3)  Earnings per Share

Basic earnings per share excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for purposes of computing earnings per share. Shares of restricted stock (RRP shares) are considered outstanding common shares and included in the computation of basic EPS when they become fully vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options and unvested RRP shares) were exercised into common stock or resulted in the issuance of common stock.

     The calculation of basic earnings per share (basic EPS) and diluted earnings per share (diluted EPS) is as follows:

                                             Net          Weighted
                                           Income          Average     Per Share
                                       (in thousands)      Shares       Amount
                                        ------------     ----------    ---------
For the nine months ended September 30, 1999

Basic EPS
Net Income available to common shareholders  $3,384       4,946,378        $0.68
                                             ======                        =====
Effect of Dilutive Securities:
Stock Options                                                42,431
Unvested RRP shares                                          14,961
                                                          ---------
Diluted EPS
Net Income available to common shareholders
  plus assumed conversions                   $3,384       5,003,770        $0.68
                                             ======       =========        =====
For the nine months ended September 30, 1998

Basic EPS
Net Income available to common shareholders  $1,021       3,762,432        $0.27
                                             ======                        =====
Effect of Dilutive Securities:
Stock Options                                                54,833
Unvested RRP shares                                          27,455
                                                          ---------
Diluted EPS
Net Income available to common shareholders
  plus assumed conversions                   $1,021       3,844,720        $0.27
                                             ======       =========        =====

                                             Net          Weighted
                                           Income          Average     Per Share
                                       (in thousands)      Shares       Amount
                                        ------------     ----------    ---------
For the quarter ended September 30, 1999

Basic EPS
Net Income available to common shareholders  $1,257       4,838,482        $0.26
                                             ======                        =====
Effect of Dilutive Securities:
Stock Options                                                47,339
Unvested RRP shares                                           8,476
                                                          ---------
Diluted EPS
Net Income available to common shareholders
  plus assumed conversions                   $1,257       4,894,297        $0.26
                                             ======       =========        =====
For the quarter ended September 30, 1998

Basic EPS
Net Income available to common shareholders    $478       3,701,018        $0.13
                                             ======                        =====
Effect of Dilutive Securities:
Stock Options                                                31,083
Unvested RRP shares                                          13,663
                                                          ---------
Diluted EPS
Net Income available to common shareholders
  plus assumed conversions                     $478       3,745,764        $0.13
                                             ======       =========        =====


(4)  Comprehensive Income

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for the reporting and display of comprehensive income and its components in financial statements. Comprehensive income represents the sum of net income and items of "other comprehensive income," which are reported directly in shareholders' equity, net of tax, such as the change in the net unrealized gains or losses on securities available for sale. While SFAS No. 130 does not require a specific reporting format, it does require that an enterprise display an amount representing total comprehensive income for each period for which an income statement is presented. Accumulated other comprehensive income, which is included in shareholders' equity, net of tax, represents the net unrealized gain or loss on securities available for sale.

Comprehensive income (loss) for the nine-month periods ended September 30, 1999 and 1998 was ($1.2) million and $2.5 million, respectively. Comprehensive income
(loss) for the three-month periods September 30, 1999 and 1998 was $435 thousand and $1.7 million, respectively. The decreases from the 1998 to 1999 periods were due to the increases in the net unrealized losses on the Company's securities available for sale portfolio as a result of a general increase in interest rates.

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

The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loan to asset ratio with emphasis on originating traditional one- to four-family residential mortgage and home equity loans in its primary market area. At September 30, 1999, the loans receivable, net, to assets ratio was 62.8%, up from 57.2% at December 31, 1998. In addition, the portfolio of loans secured by one- to four-family residential mortgage and home equity loans as a percentage of the total loan portfolio was 86.2% at September 30, 1999, up from 84.3% at December 31, 1998.


Forward-Looking Statements

When used in this Form 10-Q, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including, but not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the

Company's market area and competition, the possibility that expected cost savings from the merger with AFSALA cannot be fully realized or realized within the expected time frame, the possibility that costs or difficulties related to the intergration of the businesses of the Company and AFSALA may be greater than expected and the possibility that revenues following the merger with AFSALA may be less than expected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

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

Upon consummation of the merger, each share of AFSALA common stock was converted into the right to receive 1.07 shares of Ambanc common stock. Based on the 1,249,727 shares of AFSALA common stock issued and outstanding immediately prior to the merger, the Company issued 1,337,081 shares of common stock in the merger. Of the 1,337,081 shares issued in the merger, 1,327,086 were issued from the Company's treasury stock and 9,995 were newly-issued shares. Cash was paid in lieu of 126 fractional shares. In addition, under the merger agreement, the Company assumed unexercised, fully-vested options to purchase 144,118 shares of AFSALA common stock which converted into fully-vested options to purchase 154,206 shares of Ambanc common stock.

The acquisition was accounted for using purchase accounting in accordance with APB Opinion No. 16, "Business Combinations" (APB No. 16). Under purchase accounting, the purchase price is allocated to the respective assets acquired and liabilities assumed based on their estimated fair values. The acquisition of AFSALA resulted in approximately $8.0 million in excess of cost over net assets acquired ("goodwill"). Goodwill is being amortized to expense over a period of fifteen years using the straight-line method. The results of operations of AFSALA have been included in the Company's consolidated statements of income from the date of acquisition.

Many of the fluctuations noted below, including increases in average balances and certain income and expenses, are the result of AFSALA's operations being included in the 1999 period but not in the 1998 period.


Financial Condition

Comparison of Financial Condition at September 30, 1999 and December 31, 1998. Total assets decreased by $10.4 million or 1.4% to $725.1 million at September 30, 1999 from $735.5 million at December 31, 1998, primarily due to decreases in cash and cash equivalents and securities available for sale of $28.3 million and $20.2 million, respectively, offset by increases in loans receivable, net and other assets of $34.8 million and $2.2 million, respectively.

Cash and cash equivalents decreased $28.3 million, or 66.1%, to $14.5 million at September 30, 1999 from $42.8 million at December 31, 1998. Likewise, securities available for sale decreased $20.2 million, or 8.3%, to $224.0 million at September 30, 1999 from $244.2 million at December 31, 1998 resulting primarily from the maturities and calls of securities. Loans receivable, net increased $34.8 million from $420.9 million at December 31, 1998, to $455.7 million at September 30, 1999, an increase of 8.3% due to increased loan activity primarily in residential mortgage and home equity loans. The shift in assets from lower-yielding federal funds sold and securities available for sale to higher-yielding loans is consistent with the Company's strategy to attempt to increase its interest rate spread and net interest margin, while limiting its interest rate risk.

In addition, other assets increased $2.2 million, or 67.7%, to $5.5 million at September 30, 1999 due primarily to the deferred tax consequences related to the adjustment of securities available for sale to fair value.


Deposits decreased by $8.5 million, or 1.8%, to $452.9 million at September 30, 1999 from $461.4 million at December 31, 1998. Likewise, securities repurchase agreements decreased $19.6 million, or 12.9%, to $132.8 million at September 30, 1999 from $152.4 million at December 31, 1998, due primarily to the maturity of repurchase agreements. In addition, due to brokers decreased $6.0 million to $0 at September 30, 1999, resulting from the payment of amounts due to brokers from purchases of securities outstanding on December 31, 1998. Partially offsetting these decreases was an increase in short-term advances from the Federal Home Loan Bank of $28.5 million. Accrued expenses and other liabilities increased $2.4 million, or 53.2%, to $6.9 million at September 30, 1999. This increase was the result of a change in processing whereby teller drafts and money orders are now drawn upon the Bank and ultimately paid through the Bank's Federal Reserve Bank correspondent account and are included in accrued expenses and other liabilities. Previously, these items were drawn against a correspondent bank account.

Shareholders' equity decreased $8.8 million, or 10.3%, from $85.9 million at December 31, 1998 to $77.1 million at September 30, 1999, due primarily to the purchases of treasury stock totaling $7.4 million, and the decrease in net unrealized gains or losses on securities available for sale, net of tax, of $4.6 million. In addition the Company paid cash dividends of 1.3 million. These decreases were offset by net income of $3.4 million for the nine months ended September 30, 1999. Other significant items impacting shareholders' equity during the first nine months of 1999 were the release of 34,992 ESOP shares, and the continued amortization of the unearned RRP shares.

Comparison of Operating Results for the Three Months Ended September 30, 1999 and 1998.

Net Income. Net income for the three months ended September 30, 1999 was $1.3 million compared to $478 thousand for the three months ended September 30, 1998. Net income for the three months ended September 30, 1999 increased primarily as a result of increased net interest income and non-interest income, coupled with a decrease in the provision for loan losses, offset in part by an increase in non-interest expenses and income tax expense. These and other changes are discussed in more detail below.

Net Interest Income. Net interest income increased $1.8 million, or 44.2%, to $5.9 million for the three months ended September 30, 1999 from $4.1 million for the three months ended September 30, 1998. The increase in net interest income was primarily due to an increase of $139.2 million, or 25.0%, in the average balance of earning assets (primarily due to the acquisition of AFSALA), in addition to an increase in the interest rate spread from 2.20% for the three months ended September 30, 1998 to 2.70% for the three months ended September 30, 1999, offset by an increase in the average balance of interest-bearing liabilities of $112.5 million (primarily due to the acquisition of AFSALA), or 23.6%.

Earning assets primarily consist of loans receivable, securities available for sale, federal funds sold, FHLB of New York stock, and interest-bearing deposits. Interest-bearing liabilities primarily consist of interest-bearing deposits, FHLB advances and securities repurchase agreements.

The interest rate spread, which is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities, increased to 2.70% for the three months ended September 30, 1999 from 2.20% for the three months ended September 30, 1998. The increase in the interest rate spread is primarily the result of the decrease in the average cost of interest-bearing liabilities being greater than the decrease in the average yield on earning assets. As noted previously, during the three months ended September 30, 1999, the Company has redeployed assets from lower-yielding federal funds sold and securities available for sale to the higher-yielding loan portfolio. This has resulted in an increase in both the interest rate spread and net interest margin.


Interest and Dividend Income. Interest and dividend income increased by approximately $2.4 million, or 23.9%, to $12.3 million for the three months ended September 30, 1999 from $10.0 million for the three months ended September 30, 1998. The increase was largely the result of an increase of $139.2 million, or 25.0%, in the average balance of earning assets to $695.5 million for the three months ended September 30, 1999, as compared to $556.3 million for the three months ended September 30, 1998. The increase in the average balance of earning assets consisted primarily of increases in the average balance of loans receivable of $119.3 million, or 36.1%, securities available for sale of $30.6 million, or 14.9%, and FHLB of New York stock of $1.0 million, or 16.2 %, offset in part by a decrease in the average balance of federal funds sold and interest-bearing deposits of $11.7 million, or 85.0%. In addition, offsetting the effects of the increase in the average balance of earning assets was a 6 basis point decrease in the average yield on total earning assets. The yield on the average balance of earning assets was 7.04% and 7.10% for the three months ended September 30, 1999 and 1998, respectively.

Interest and fees on loans increased $2.0 million, or 32.1%, to $8.4 million for the three months ended September 30, 1999. This increase was primarily the result of an increase in the average balance of loans receivable of $119.3 million offset by a 23 basis point decrease in the average yield.


Interest and dividend income on securities available for sale increased $481 thousand, or 14.4%, to $3.8 million for the three months ended September 30, 1999 from $3.3 million for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $30.6 million offset by a 3 basis point decrease in the average yield on these securities.


Interest Expense. Total interest expense increased by $572 thousand, or 9.7%, to $6.4 million for the three months ended September 30, 1999 from $5.9 million for the three months ended September 30, 1998. Total average interest-bearing liabilities increased by $112.5 million, or 23.6%, to $588.2 million for the third quarter of 1999 compared to $475.7 million for the same period of the previous year. During the same periods, the average rate paid on interest-bearing liabilities decreased by 56 basis points to 4.34% from 4.90%.

Total interest expense for the three months ended September 30, 1999 increased primarily due to increased interest expense relative to savings accounts, certificates of deposits, and money market accounts primarily as a result of increases in the average balances on these deposit accounts as a result of the acquisition of AFSALA. Offsetting the effects of the increase in these average balances was a decrease in the average balance of total borrowed funds from $183.3 million to $165.6 million, in addition to a decrease of 22 basis points, to 5.41%, in the average rate paid for these funds during the period.


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

                                                                    Three months ended September 30,
                                                              1999                                   1998
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning Assets                                                        (Dollars in thousands)
  Loans receivable                              $449,850     $ 8,350     7.36%       $330,541      $ 6,321     7.59%
  Securities available for sale                  236,345       3,830     6.48%        205,753        3,349     6.51%
  Federal Home Loan Bank Stock                     7,232         127     7.02%          6,224          113     7.20%
  Federal Funds Sold &
     interest-bearing deposits                     2,062          27     5.12%         13,742          172     4.90%
                                          --------------   ---------  --------   ------------   ----------  ----------
      Total earning assets                       695,489      12,334     7.04%        556,260        9,955     7.10%
                                          --------------   ---------  --------   ------------   ----------  ----------
Allowance for Loan Losses                         (5,437)                              (4,242)
Unrealized Gain/(Loss)-AFS Securities             (5,623)                                 380
Other Assets                                      33,052                               13,568
                                          ---------------                         ------------
Total Assets                                    $717,481                             $565,966
                                          ===============                         ============

Interest-Bearing Liabilities
  Savings deposits                               138,366       1,023     2.93%        100,181          764     3.03%
  NOW  deposits                                   36,182         142     1.56%         23,187          135     2.31%
  Certificates of deposit                        222,597       2,773     4.94%        162,516        2,323     5.67%
  Money Market Accounts                           25,405         247     3.86%          6,507           46     2.80%
  Borrowed Funds                                 165,604       2,257     5.41%        183,312        2,602     5.63%
                                          --------------   ---------  --------   ------------   ----------  ----------
      Total interest-bearing liabilities         588,154       6,442     4.34%        475,703        5,870     4.90%
                                          --------------   ---------  --------   ------------   ----------- ----------
Demand Deposits                                   37,382                               25,761
Other Liabilities                                 11,990                                5,602
                                          ---------------                         ------------
Total Liabilities                                637,526                              507,066
                                          ---------------                         ------------
Shareholders' Equity                              79,955                               58,900
                                          ---------------                         ------------
Total Liabilities & Equity                      $717,481                             $565,966
                                          ===============                         ============

    Net interest income                                      $ 5,892                                $4,085

    Interest rate spread                                                 2.70%                                 2.20%

    Net earning assets                          $107,335                              $80,557

    Net interest margin                                                  3.36%                                 2.91%

    Average Earning Assets/Average
     Interest-Bearing Liabilities                118.25%                              116.93%


Provision for Loan Losses. The Company's provision for loan losses is based upon its analysis of the adequacy of the allowance for loan losses. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The provision for loan losses for the three months ended September 30, 1999 decreased $50 thousand to $175 thousand from $225 thousand for the three months ended September 30, 1998. The decrease was due primarily to a decrease in net charge-offs, partially offset by the impact of an increase in non-performing loans.

Non-Interest Income. Total non-interest income increased by $278 thousand, or 116.3%, to $517 thousand for the three months ended September 30, 1999 from $239 thousand for the three months ended September 30, 1998. This increase was primarily due to the increase in service charges on deposit accounts attributable to the restructuring of service charges on certain deposit products, in addition to an increase in the number of deposit accounts due to the acquisition of AFSALA, coupled with net losses on securities transactions of $60 thousand during the quarter ended September 30, 1998. Also, included in other non-interest income for the third quarter of 1999 was approximately $70 thousand representing interest received from IRS tax refunds, as well as a $20 thousand gain on the sale of assets which were fully depreciated.

Non-Interest Expenses. Non-interest expenses increased $714 thousand, or 21.5%, to $4.0 million for the three months ended September 30, 1999 from $3.3 million for the three months ended September 30, 1998. Non-interest expenses were impacted by increased salaries, wages and benefits primarily due to the additional AFSALA branches acquired, in addition to the amortization of goodwill as a result of the acquisition of AFSALA. Also impacting non-interest expenses during the current quarter, were costs associated with the relocation of a branch. These and other changes are discussed in more detail below.

Salaries, wages and benefits increased by $511 thousand, or 32.7%, due primarily to increased costs as a result of the acquisition of AFSALA, the opening of a new branch in February 1999, as well as general cost of living and merit raises to employees. Management believes that salaries, wages and benefits may fluctuate in future periods as a result of the costs related to the Company's ESOP, as the expense related to the ESOP is dependent on the Company's average stock price. The fluctuation in the expense related to the ESOP for the quarters ended September 30, 1999 and September 30, 1998 was not significant.

Occupancy and equipment increased $163 thousand, or 42.2%, to $549 thousand for the three months ended September 30, 1999, from $386 thousand in 1998 primarily due to the increased rent and maintenance expense as a result of the opening of a new branch in February 1999 and the four additional AFSALA branches acquired, in addition to costs associated with the relocation of a branch during the quarter.

Data processing increased $31 thousand, or 9.5%, from $328 thousand in 1998 to $359 thousand for the three months ended September 30, 1999 primarily due to an increase in the number of deposit and loan accounts due to the acquisition of AFSALA.

Non-interest expenses for the three months ended September 30, 1999 included the amortization of goodwill totaling approximately $133 thousand, which is being amortized to expense over fifteen years using the straight-line method.

Professional fees decreased $34 thousand, or 23.1%, from the quarter ended September 30, 1998 to the quarter ended September 30, 1999 due primarily to $57 thousand in legal expenses incurred by the Company during the quarter ended September 30, 1998 to defend against litigation initiated by a shareholder.

Other non-interest expense decreased $118 thousand, or 13.2%, to $779 thousand for the three months ended September 30, 1999 from $897 thousand for the three months ended September 30, 1998. this decrease was due primarily from expenses related to the settlement of a shareholder action and a charge related to a repurchase modification of $75 thousand and $67 thousand, respectively, during the three months ended September 30, 1998.

Income Tax Expense. Income tax expense increased by $642 thousand to $943 thousand for the three months ended September 30, 1999 from $301 thousand for the three months ended September 30, 1998. The increase was primarily the result of the increase in income before taxes.



Comparison of Operating Results for the Nine Months Ended September 30, 1999 and 1998.

Net Income. Net income increased by $2.4 million for the nine months ended September 30, 1999 to $3.4 million from $1.0 million for the nine months ended September 30, 1998. Net income for the nine months ended September 30, 1999 increased primarily as a result of increased net interest income and non-interest income, offset in part by an increase in non-interest expenses and income tax expense. These and other changes are discussed in more detail below.

Net Interest Income. Net interest income increased $5.0 million, or 42.4%, to $16.8 million for the nine months ended September 30, 1999 from $11.8 million for the nine months ended September 30, 1998. The increase in net interest income was primarily due to an increase of $178.5 million, or 34.4%, in the average balance of earning assets (primarily due to the acquisition of AFSALA), in addition to an increase in the interest rate spread from 2.29% for the nine months ended September 30, 1998 to 2.56% for the nine months ended September 30, 1999, offset by an increase in the average balance of interest-bearing liabilities of $152.8 million (primarily due to the acquisition of AFSALA), or 34.7%. As noted previously, during the nine months ended September 30, 1999, the Company has redeployed assets from lower-yielding federal funds sold and securities available for sale to the higher-yielding loan portfolio. This has resulted in an increase in both the interest rate spread and net interest margin.


Interest and Dividend Income. Interest and dividend income increased by approximately $8.2 million, or 29.2%, to $36.3 million for the nine months ended September 30, 1999 from $28.1 million for the nine months ended September 30, 1998. The increase was largely the result of an increase of $178.5 million, or 34.4%, in the average balance of earning assets to $697.5 million for the nine months ended September 30, 1999, as compared to $519.0 million for the nine months ended September 30, 1998. The increase in the average balance of earning assets consisted primarily of increases in the average balance of loans receivable of $131.4 million, or 43.3%, securities available for sale of $39.5 million, or 19.4%, FHLB of New York stock of $2.8 million, or 63.6 %, and federal funds sold and interest-bearing deposits of $4.8 million. Offsetting the effects of the increase in the average balance of earning assets was a 28 basis point decrease in the average yield on total earning assets. The yield on the average balance of earning assets was 6.95% and 7.23% for the nine months ended September 30, 1999 and 1998, respectively.

Interest and fees on loans increased $6.5 million, or 37.2%, to $24.0 million for the nine months ended September 30, 1999. This increase was primarily the result of an increase in the average balance of net loans receivable of $131.4 million offset by a 33 basis point decrease in the average yield.



Interest and dividend income on securities available for sale increased $1.4 million, or 13.9%, to $11.5 million for the nine months ended September 30, 1999 from $10.1 million for the same period of the previous year. This increase is primarily the result of an increase in the average balance of securities available for sale of $39.5 million offset by a 30 basis point decrease in the average yield on these securities.



Interest Expense. Total interest expense increased by $3.2 million, or 19.7%, to $19.5 million for the nine months ended September 30, 1999 from $16.3 million for the nine months ended September 30, 1998. Total average interest-bearing liabilities increased by $152.8 million, or 34.7%, to $593.3 million for the first nine months of 1999 compared to $440.4 million for the same period of the previous year. During the same periods, the average rate paid on interest-bearing liabilities decreased by 55 basis points to 4.39% from 4.94%.

Total interest expense for the nine months ended September 30, 1999 increased primarily due to an increase in the average balance of total borrowed funds to $168.4 million from $142.5 million, partially offset by a decrease of 35 basis points, to 5.46%, in the average rate paid for these funds during the period. In addition, interest expense relative to savings, certificates of deposits, and money market accounts increased primarily as a result of increases in the average balances on these deposit accounts as a result of the acquisition of AFSALA.


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

                                                                  Nine months ended September 30,
                                                              1999                                   1998
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning Assets                                                        (Dollars in thousands)
  Loans receivable                              $434,766     $23,970     7.37%       $303,348      $17,473     7.70%
  Securities available for sale                  243,340      11,488     6.29%        203,883       10,082     6.59%
  Federal Home Loan Bank Stock                     7,221         368     6.81%          4,413          242     7.33%
  Federal Funds Sold &
     interest-bearing deposits                    12,151         429     4.66%          7,365          262     4.69%
                                          --------------   ---------  --------   ------------   ----------  ----------
      Total earning assets                       697,478      36,255     6.95%        519,009       28,059     7.23%
                                          --------------   ---------  --------   ------------   ----------  ----------
Allowance for Loan Losses                         (5,223)                              (4,040)
Due from Brokers                                     805                                6,153
Unrealized Gain/(Loss)-AFS Securities             (1,881)                                 (53)
Other Assets                                      32,161                               15,091
                                          ---------------                         ------------
Total Assets                                    $723,340                             $536,160
                                          ===============                         ============

Interest-Bearing Liabilities
  Savings deposits                               139,089       3,034     2.91%         98,439        2,231     3.03%
  NOW  deposits                                   36,969         441     1.59%         22,485          407     2.42%
  Certificates of deposit                        225,294       8,439     5.01%        170,390        7,289     5.72%
  Money Market Accounts                           23,492         673     3.83%          6,656          145     2.91%
  Borrowed Funds                                 168,414       6,877     5.46%        142,457        6,192     5.81%
                                          --------------   ---------  --------   ------------   ----------  ----------
      Total interest-bearing liabilities         593,258      19,464     4.39%        440,427       16,264     4.94%
                                          --------------   ---------  --------   ------------   ----------- ----------
Demand Deposits                                   34,541                               24,325
Other Liabilities                                 12,140                               11,622
                                          ---------------                         ------------
Total Liabilities                                639,939                              476,374
                                          ---------------                         ------------
Shareholders' Equity                              83,401                               59,786
                                          ---------------                         ------------
Total Liabilities & Equity                      $723,340                             $536,160
                                          ===============                         ============

    Net interest income                                      $16,791                               $11,795

    Interest rate spread                                                 2.56%                                 2.29%

    Net earning assets                          $104,220                              $78,582

    Net interest margin                                                  3.22%                                 3.04%

    Average Earning Assets/Average
     Interest-Bearing Liabilities                117.57%                              117.84%


Provision for Loan Losses. The provision for loan losses decreased $5 thousand to $670 thousand for the nine months ended September 30, 1999 from $675 thousand for the nine months ended September 30, 1998. The decrease was primarily due to a decrease in net charge-offs, partially offset by the impact of an increase in non-performing loans.


Non-Interest Income. Total non-interest income increased during the nine months ended September 30, 1999 to $1.4 million compared with $772 thousand for the nine months ended September 30, 1998. An increase in service charges on deposit accounts of $316 thousand attributable to the restructuring of service charges on certain deposit products, in addition to an increase in the number of deposit accounts due to the acquisition of AFSALA, along with net losses on securities transactions recorded during the first nine months of 1998 of $165 thousand, are the primary reasons for the increase from the previous period. Also, included in other non-interest income for the third quarter of 1999 was approximately $70 thousand representing interest received from IRS tax refunds as well as a $20 thousand gain on the sale of assets which were fully depreciated.


Non-Interest Expenses. Non-interest expenses increased $1.5 million, or 14.6%, to $11.6 million for the nine months ended September 30, 1999 from $10.1 million for the nine months ended September 30, 1998. Non-interest expenses were impacted by increased salaries, wages and benefits primarily due to the additional AFSALA branches acquired, and the amortization of goodwill as a result of the acquisition of AFSALA. Also impacting non-interest expenses were the acceleration of depreciation and amortization of equipment and leasehold improvements, and costs associated with the relocation of a branch. These and other changes are discussed in more detail below.

Salaries, wages and benefits increased by $1.1 million, or 23.4%, from the previous period due primarily to increased costs as a result of the acquisition of AFSALA, the opening of a new branch in February 1999, as well as general cost of living and merit raises to employees. The fluctuation in the expense related to the ESOP for the nine months ended September 30, 1999 and September 30, 1998 was not significant.

Also, impacting non-interest expenses during the nine months ended September 30, 1998 were $399 thousand of expenses incurred in connection with the termination and consulting agreements entered into with the former President and CEO.

Occupancy and equipment increased $536 thousand, or 44.8%, to $1.7 million for the nine months ended September 30, 1999, from $1.2 million in 1998 primarily due to increased rent and maintenance expense resulting from the opening of a new branch in February 1999 and the four additional AFSALA branches acquired. Also contributing to this increase was the acceleration of depreciation and amortization of equipment and leasehold improvements on a branch being closed as a result of the acquisition, as well as costs associated with the relocation of a branch during the third quarter of 1999.

Professional fees decreased $218 thousand, or 43.0%, from the nine months ended September 30, 1998 to the nine months ended September 30, 1999 due primarily to $216 thousand in legal expenses incurred by the Company during the nine months ended September 30, 1998 to defend against litigation initiated by a shareholder.

Non-interest expenses for the nine months ended September 30, 1999 included the amortization of goodwill totaling approximately $399 thousand. The goodwill is being amortized to expense over fifteen years using the straight-line method.

As previously mentioned, included in other non-interest expense for the nine months ended September 30, 1998 were expenses incurred in relation to a settlement of a shareholder action and a modification charge on repurchase agreements totaling $142 thousand.

Income Tax Expense. Income tax expense increased by $1.8 million to $2.5 million for the nine months ended September 30, 1999 from $735 thousand for the nine months ended September 30, 1998. The increase was primarily the result of the increase in income before taxes.

ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

                                              Sept. 30,   Dec.31,
                                                1999      1998
                                               ------    ------
                                            (Dollars in thousands)
Non-accruing loans:
   One-to four-family (1)...................   $1,481    $1,018
   Multi-family ............................     --        --
   Commercial real estate ..................      235        20
   Consumer ................................      508       342
   Commercial Business .....................      236       230
                                               ------    ------
     Total .................................    2,460     1,610
                                               ------    ------
Accruing loans delinquent more than 90 days:
   One-to four-family (1)...................      169       358
   Multi-family ............................     --        --
   Commercial real estate ..................      757       215
   Consumer ................................        2         7
   Commercial Business .....................     --        --
                                               ------    ------
     Total .................................      928       580
                                               ------    ------
Troubled debt restructured loans:
   One-to four-family (1)...................       84        85
   Multi-family ............................     --        --
   Commercial real estate ..................      479       537
   Consumer ................................     --        --
   Commercial Business .....................       72        92
                                               ------    ------
     Total .................................      635       714
                                               ------    ------
Total non-performing loans .................    4,023     2,904
                                               ------    ------
Foreclosed and reposessed assets:
   One-to four-family (1) ..................      158       313
   Multi-family ............................     --        --
   Commercial real estate ..................      142        30
   Consumer ................................       35        56
   Commercial Business .....................     --        --
                                               ------    ------
     Total .................................      335       399
                                               ------    ------
Total non-performing assets ................   $4,358    $3,303
                                               ======    ======
Non-performing loans as a percentage
   of total loans ..........................     0.87%     0.68%

Non-performing assets as a percentage
   of total assets .........................     0.60%     0.45%

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

                                          For the nine months
                                          ended September 30,
                                           1999         1998
                                          -------     -------
                                         (Dollars in thousands)

Balance at beginning of period ........   $ 4,891     $ 3,807

Charge-offs:
     One- to four-family ..............       (87)        (13)
     Multi-family .....................      --            (4)
     Commercial real estate ...........      --          (161)
     Consumer .........................      (104)       (194)
     Commercial business ..............       (49)       (188)
                                          -------     -------
        Total charge-offs .............      (240)       (560)
                                          -------     -------
Recoveries:
     One- to four-family ..............         4           1
     Multi-family .....................      --          --
     Commercial real estate ...........       147          59
     Consumer .........................        84          43
     Commercial business ..............        24         174
                                          -------     -------
        Total recoveries ..............       259         277
                                          -------     -------
Net recoveries (charge-offs) ..........        19        (283)
Provisions charged to operations ......       670         675
                                          -------     -------
Balance at end of period ..............     5,580       4,199
                                          =======     =======

Ratio of allowance for loan
losses to total loans (period end) ....      1.21%       1.26%

Ratio of allowance for loan losses
to non-performing loans (at period end)    138.70%     127.55%

Ratio of net (recoveries) charge-offs
during the period to average loans out-
standing during the period (annualized)     (0.01%)      0.12%

Liquidity and Capital Resources


The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 4% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 26.92% and 31.97% at September 30, 1999 and December 31, 1998, respectively.

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

In addition to deposit growth, the Company borrows funds from the FHLB of New York or may utilize other types of borrowed funds to supplement its cash flows. At September 30, 1999 and December 31, 1998, the Company had $49.6 million and $21.4 million, respectively, in outstanding borrowings from the FHLB and $132.8 million and $152.4 million, respectively, in securities repurchase agreements.

As of September 30, 1999 and December 31, 1998, the Company had $224.0 million and $244.2 million, respectively, of securities classified as available for sale. The liquidity of the securities available for sale portfolio provides the Company with additional potential cash flows to meet loan growth and deposit outflows.

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

The Bank is subject to federal regulations that impose certain minimum capital requirements. At September 30, 1999, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank was "well capitalized" at September 30, 1999 according to regulatory definition. At September 30, 1999, the Bank's consolidated tangible and core capital levels were both $66.4 million (9.24% of total adjusted assets) and its total risk-based capital level was $70.6 million (20.93% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 4.0% for core capital, and 8.0% for total risk-based capital.

The Board of Directors previously authorized the repurchase of approximately 543,000 shares, or 10%, of its common stock. During the first nine months of 1999, the Company repurchased 459,000 shares of its common stock in open-market transactions at a total cost of $7.4 million.

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

Financial institution regulators recently have increased their focus upon Y2K compliance issues and have issued guidance concerning the responsibilities of senior management and directors. The Federal Financial Institution Examination Council has issued several interagency statements on Y2K project management awareness. These statements require financial institutions to, among other things, examine the Y2K implications of their reliance on vendors with respect to data exchange and the potential impact of the Y2K issue on their customers, suppliers and borrowers. These statements also require each federally regulated financial institution to survey its exposure, measure its risk and plan to address the Y2K issue. In addition, the federal banking regulators have issued safety and soundness guidelines to be followed by insured depository institutions to ensure resolution of any Y2K problems. The federal banking agencies have stated that Y2K testing and certification is a key safety and soundness issue in conjunction with regulatory exams and thus, that an institution's failure to address appropriately the Y2K issue could result in supervisory action, including the reduction of the institution's supervisory ratings, the denial of application for approval of mergers or acquisitions or the imposition of civil money penalties.

The Company has formulated a plan addressing the Y2K issue and established a seven member steering committee. The Company's steering committee meets monthly and reports on a quarterly basis to the Board of Directors as to the Company's progress in resolving any Y2K problems. The committee created an action plan that includes milestones, budget estimates, strategies, and methodologies to track and report the status of the project. Members of the committee attended conferences to gain more insight into the Y2K issue and potential strategies for addressing it. These strategies were further developed with respect to how the objectives of the Y2K plan would be achieved, and a Y2K business risk assessment was made to quantify the extent of the Company's Y2K exposure. A Company inventory was developed to identify and monitor Y2K readiness for information systems, including hardware, software, and vendors, as well as environmental systems, including security systems and facilities. The Company inventory revealed that Y2K upgrades were available for all vendor supplied mission critical systems, and these Y2K-ready versions have been delivered, installed and have entered the validation process. The validation phase is designed to test the ability of hardware and software to accurately process date-sensitive data. During the validation testing process to date, no significant Y2K problems have been identified relating to any modified or upgraded mission critical systems.

During the assessment phase, the Company began to develop back-up or contingency plans for each of its mission critical systems. Because the majority of the Company's mission critical systems are dependent upon third party service providers or vendors, contingency plans include using or reverting to manual systems until system problems can be corrected, or a new vendor can be selected. In the event a current vendor's system fails during the validation phase, and it is determined that the vendor is unable or unwilling to correct the failure, the Company will convert to a new system from a list of prospective vendors.

The Company has identified a worst case Year 2000 scenario that envisions the possibility of the lack of power or communication services for a period of time in excess of a day. Contingency planning is an integral part of the Company's Y2K readiness plan. Key operating personnel are actively analyzing services that will be supported during extended outages and preparing written plans and procedures to train Bank personnel.

There can be no assurance that Year 2000-related problems will not occur. Despite the Company's efforts to identify and address Year 2000 issues, such issues presents risks to the Company, including business disruptions and financial losses.

Since the inception of the Year 2000 project, the costs incurred by the Company to address Year 2000 compliance were approximately $181 thousand, of which $135 thousand were hardware and software upgrades which were capitalized and will be amortized over their estimated useful lives of three to five years. The Company estimates it will incur up to approximately $40 thousand in additional direct costs, primarily as capital expenditures, during fiscal 1999 to support its compliance initiatives. Although the Company expects its systems to be Year 2000 compliant on or before December 31, 1999, it cannot predict the outcome or the success of its Year 2000 program, or that third party systems are or will be Year 2000 complaint, or that the costs required to address the Year 2000 issue, or that the impact of a failure to achieve substantial Year 2000 compliance, will not have a material adverse effect on the Company's business, financial condition or results of operations.


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



 Recent Accounting Pronouncements



In June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating the impact of this Statement on the Company's consolidated financial statements.

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



Part II - Other Information



Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

            Financial data schedule, Exhibit #27

      (b)   Reports on Form 8-K:

               No current reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.



/s/ John M. Lisicki

John M. Lisicki
President and Chief Executive Officer
(Principal Executive Officer)
Date:  November 15, 1999



/s/ James J. Alescio

James J. Alescio
Senior Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)
Date:  November 15, 1999

                                 EXHIBITS INDEX




Exhibit 27     Financial Data Schedule