Form 10-K
period 1999-12-31
AMBANC HOLDING CO INC
filed 2000-03-29
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
            For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from_______ to __________. Commission file number: 0-27036

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of March 23, 2000, was $65,586,561. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 23, 2000, there were issued and outstanding 4,926,690 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Parts II and IV of Form 10-K - Portions of the Annual Report to Shareholders for the year ended December 31, 1999.


     Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 1999.


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

     On November 16, 1998, the Company acquired AFSALA Bancorp. Inc. ("AFSALA") and its wholly owned subsidiary, Amsterdam Federal Bank. At the date of the merger, AFSALA had approximately $167.1 million in assets, $144.1 million in deposits, and $19.2 million in shareholders' equity. Pursuant to the merger agreement, AFSALA was merged with and into the Company, and Amsterdam Federal Bank was merged with and into the former Amsterdam Savings Bank, FSB. The combined bank now operates as one institution under the name "Mohawk Community Bank". Upon consummation of the merger, each share of AFSALA common stock was converted into the right to receive 1.07 shares of Ambanc common stock. Based on the 1,249,727 shares of AFSALA common stock issued and outstanding immediately prior to the merger, the Company issued 1,337,081 shares of common stock in the merger and paid out 126 fractional shares in cash. Of the 1,337,081 shares issued in the merger, 1,327,086 were issued from the Company's treasury stock and 9,995 were newly-issued shares. In addition, under the merger agreement, the Company assumed unexercised, fully-vested options to purchase 144,118 shares of AFSALA common stock which converted into fully-vested options to purchase 154,203 shares of Ambanc common stock.


     At December 31, 1999, the Company had $740.7 million of assets and shareholders' equity of $75.6 million or 10.2% of total assets.


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


Forward-looking Statements

     When used in this Annual Report on Form 10-K, in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, and in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project" or similar expressions are intended to identify
"forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those presently anticipated or projected, including, but not limited to, changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

     The Company does not undertake - and specifically  disclaims any obligation
- to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.


Market Area


     The Company's primary market area is comprised of Albany, Schenectady, Saratoga, Montgomery, Fulton, Chenango, Schoharie and Otsego Counties in New York, which are serviced through the Bank's main office, sixteen other banking offices and its operations center.

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

Lending Activities


     General


     The Company primarily originates fixed- and adjustable rate, one- to four-family mortgage loans. The Company's general policy is to originate mortgages with terms between 15 and 30 years for retention in its portfolio. The Company also originates fixed and adjustable rate consumer loans. Adjustable rate mortgage ("ARM"), home equity and consumer loans are originated in order to maintain loans with more frequent terms to repricing or shorter maturities than fixed-rate, one- to four-family mortgage loans. See "- Loan Portfolio Composition" and "- One- to Four-Family Residential Real Estate Lending." In addition, the Company originates commercial and multi-family real estate, construction and commercial business loans in its primary market area. Loan originations are generated by the Company's marketing efforts, which include print and radio advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders. At December 31, 1999, the Company's net loan portfolio totaled $465.5 million.

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

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 1999, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $10.2 million. At such date, the Bank did not have any loans or series of loans to related borrowers with an outstanding balance in excess of this amount.

     Loan Portfolio Composition.


     The following table presents information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deferred costs, net of deferred fees and discounts, and the allowance for loan losses) as of the dates indicated.

                                                                                December 31,
                                       ---------------------------------------------------------------------------------------------
                                             1999               1998               1997               1996               1995
                                        Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent
                                       --------  ------   --------  ------   --------  ------   --------  ------   -------  -------
                                                                                             (Dollars in thousands)
Real Estate Loans:
     One- to four-family                $306,665  65.43%   $273,523  64.53%  $189,666   66.88%   158,182   63.15%  $133,468   53.20%
     Home Equity                          92,605  19.76      83,949  19.80     30,246   10.67     22,817    9.11     17,519    6.98
     Multi-family                          3,881   0.83       4,165   0.98      4,152    1.46      4,724    1.88      8,176    3.26
     Commercial                           27,910   5.96      23,506   5.55     26,585    9.38     29,947   11.96     41,929   16.71
     Construction                          4,924   1.05       3,600   0.85      2,081    0.73      2,234    0.89      1,073    0.43
                                        --------  -----    --------  -----   --------  ------   --------  ------   --------  ------
        Total Real Estate                435,985  93.03     388,743  91.71    252,730   89.12    217,904   86.99    202,165   80.58
                                        --------  -----    --------  -----   --------  ------   --------  ------   --------  ------
Other Loans:
 Consumer Loans
     Auto Loans                           11,641   2.48      14,146   3.34     16,237    5.73     12,417    4.96      9,337    3.72
     Recreational Vehicles                 3,551   0.76       4,990   1.18      6,775    2.39      9,416    3.76     12,881    5.13
     Manufactured Homes                      249   0.05         385   0.09        494    0.17        620    0.25     13,484    5.37
     Other Secured                         4,697   1.00       6,289   1.48      1,781    0.63      1,866    0.74      2,020    0.81
     Unsecured                             5,918   1.26       3,712   0.88      1,847    0.65      1,445    0.58      1,299    0.52
                                        --------  -----    --------  -----    -------  ------   --------  ------   --------  ------
        Total Consumer Loans              26,056   5.56      29,522   6.96     27,134    9.57     25,764   10.29     39,021   15.55
                                        --------  -----    --------  -----    -------  ------   --------  ------   --------  ------
Commercial Business Loans:
     Secured                               5,562   1.19       5,101   1.20      3,233    1.14      6,199    2.47      9,346    3.73
     Unsecured                             1,063   0.23         508   0.12        471    0.17        620    0.25        350    0.14
                                        --------  -----    --------  -----    -------  ------   --------  ------   --------  ------
        Total Commercial
        Business Loans                     6,625   1.41       5,609   1.32      3,704    1.31      6,819    2.72      9,696    3.87
                                        --------  -----    --------  -----    -------  ------   --------  ------   --------  ------
Total Loan Portfolio, Gross              468,666 100.00%    423,874 100.00%   283,568  100.00%   250,487  100.00%   250,882  100.00%
                                                 ======             ======             ======             ======             ======
 Deferred costs, net of deferred
     fees and discounts
 Allowance for Loan Losses                 2,320              1,950             1,362              1,045              1,756
                                          (5,509)            (4,891)           (3,807)            (3,438)            (2,647)
Total Loans Receivable, Net             --------           --------          --------           --------           --------
                                        $465,477           $420,933          $281,123           $248,094           $249,991
                                        ========           ========          ========           ========           ========

     The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                              December 31,
                                   ------------------------------------------------------------------------------------------------
                                          1999               1998                1997                1996                1995
                                   ------------------------------------------------------------------------------------------------
                                    Amount   Percent   Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent
                                   --------  -------  --------  -------   --------  -------   --------  -------   --------  -------
                                                                                            (Dollars in thousands)
Fixed Rate Loans:
Real Estate:
     One- to four-family            $254,438   54.29%  $204,184   48.17%  $124,457   43.89%   $111,841   44.65%   $ 91,528   36.48%
     Home Equity                      86,596   18.48     77,553   18.30     23,099    8.14      15,234    6.08       8,405    3.35
     Commercial and Multi-family      12,212    2.60      6,201    1.46      2,723    0.96       2,590    1.03       2,633    1.05
     Construction                      4,924    1.05      2,867    0.68      2,081    0.73       1,840    0.73         633    0.25
                                    --------  ------   --------  ------   --------  -------   --------  -------   --------  -------
Total Real Estate                    358,170   76.42    290,805   68.61    152,360   53.72     131,505   52.49     103,199   41.13
Consumer                              26,009    5.55     28,771    6.79     26,260    9.26      25,110   10.03      33,343   13.29
Commercial Business                    4,579    0.98      3,501    0.83      1,415    0.50       3,124    1.24       4,476    1.79
                                    --------  ------   --------  ------   --------  -------   --------  -------   --------  -------
Total fixed-rate loans               388,758   82.95    323,077   76.22    180,035   63.48     159,739   63.76     141,018   56.21
                                    --------  ------   --------  ------   --------  -------   --------  -------   --------  -------

Adjustable Rate Loans:
Real Estate:
     One- to four-family              52,227   11.14     69,339   16.36     65,209   23.00      46,341   18.50      41,940   16.72
     Home Equity                       6,009    1.28      6,396    1.51      7,147    2.52       7,583    3.03       9,114    3.63
     Commercial and Multi-family      19,579    4.18     21,470    5.07     28,014    9.88      32,081   12.81      47,472   18.92
     Construction                        --      --         733    0.17        ---    ----         394    0.16         440    0.18
                                    --------  ------   --------  ------   --------  -------   --------  -------   --------  -------
Total Real Estate                     77,815   16.60     97,938   23.10    100,370   35.40      86,399   34.50      98,966   39.45
Consumer                                  47    0.01        751    0.18        874    0.31         654    0.26       5,678    2.26
Commercial Business                    2,046    0.44      2,108    0.17      2,289    0.81       3,695    1.48       5,220    2.08
                                    --------  ------   --------  ------   --------  -------   --------  -------   --------  -------
Total adjustable-rate loans           79,908   17.05    100,797   23.78    103,533   36.52      90,748   36.24     109,864   43.79
                                    --------  ------   --------  ------   --------  -------   --------  -------   --------  -------
Total Loan Portfolio, Gross          468,666  100.00%   423,874  100.00%   283,568  100.00%    250,487  100.00%    250,882  100.00%
                                              ======             ======             ======              ======              ======
Deferred costs, net of deferred
     fees and discounts                2,320              1,950              1,362               1,045               1,756
Allowance for Loan Losses             (5,509)            (4,891)            (3,807)             (3,438)             (2,647)
                                    --------           --------           --------            --------            --------
Total Loans Receivable, Net         $465,477           $420,933           $281,123            $248,094            $249,991
                                    ========           ========           ========            ========            ========

     The following table illustrates the maturity of the Company's loan portfolio at December 31, 1999. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rate changes. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                       Real Estate
                    --------------------------------------------------
                      One- to            Multi-
                     Four-Family        Family and                                            Commercial
                    and Home Equity     Commercial       Construction        Consumer          Business           Total
                    --------------    --------------    --------------    --------------    --------------    --------------
                                                           (In thousands)
Due During Periods
Ending December 31,
2000 (1)                $34,486            $ 6,730           $  773           $3,388           $3,268             $48,645
2001 to 2004             46,505             14,558              ---           17,788            1,634              80,485
2005 and beyond         318,279             10,503            4,151            4,915            1,688             339,536
                        -------            -------           ------          -------          -------             -------
Totals                 $399,270            $31,791           $4,924          $26,091           $6,590            $468,666
                        =======            =======           ======          =======          =======             =======

---------------------

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

     As of December 31, 1999, the total amount of loans due after December 31, 2000 which have fixed interest rates was $361.6 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $58.4 million.


One- to Four-Family Residential Real Estate Lending


     The Company's residential first mortgage loans consist primarily of one- to four-family, owner-occupied mortgage loans. At December 31, 1999, $306.7 million, or 65.4%,of the Company's gross loans consisted of one- to four-family residential first mortgage loans. Approximately 83.0% of the Company's one- to four-family residential first mortgage loans provide for fixed rates of interest and for repayment of principal over a fixed period not to exceed 30 years. The Company's fixed-rate one- to four-family residential mortgage loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

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

     The Company does not currently originate residential mortgage loans if the ratio of the loan amount to the value of the property securing the loan (i.e., the "loan-to-value" ratio) exceeds 95%. If the loan-to-value ratio exceeds 90%, the Company requires that borrowers obtain private mortgage insurance in amounts intended to reduce the Company's exposure to 80% or less of the lower of the appraised value or the purchase price of the real estate security.


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

     At December 31, 1999, the Company's construction loan portfolio totaled $4.9 million, or 1.1% of its gross loan portfolio. Substantially all of these construction loans were to individuals intending to occupy such residences and were secured by property located within the Company's primary market area. Although no construction loans were classified as non-performing as of December 31, 1999, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if a project is not completed and the borrower defaults, the Company may have to hire another contractor to complete the project at a higher cost.


Home Equity Lending


     The Company's home equity loans and lines of credit are secured by a lien on the borrower's residence and generally do not exceed $300,000. The Company uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 90% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit adjust at a stated margin over the prime rate or, in the case of loans (but not lines of credit), have fixed interest rates. Home equity lines of credit generally require interest only payments on the outstanding balance for the first five years of the loan, after which the outstanding balance is converted into a fully amortizing, adjustable-rate loan with a term not in excess of 15 years. As of December 31, 1999, the Company had $92.6 million in home equity loans and lines of credit outstanding, with an additional $3.0 million of unused home equity lines of credit.


Commercial and Multi-Family Real Estate Lending


     The Company has engaged in commercial and multi-family real estate lending secured primarily by apartment buildings, small office buildings, motels, warehouses, nursing homes, strip shopping centers and churches located in the Company's primary market area. At December 31, 1999, the Company had $27.9 million and $3.9 million of commercial real estate and multi-family real estate loans, respectively, which represented 6.0% and 0.8%, respectively, of the Company's gross loan portfolio at that date.


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


     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired and the value of the property may be reduced. The balances of these types of loans have declined over the past five years with a significant decrease from $50.1 million at December 31, 1995 to $31.8 million at December 31, 1999, due primarily to the bulk sale of certain performing and non-performing loans in 1996. At December 31, 1999, $1.4 million or 4.5% of the Company's multi-family and commercial real estate loan portfolio was non-performing.


Consumer Lending


     The Company offers a variety of secured consumer loans, including loans secured by automobiles and recreational vehicles ("RV's"). In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area. The Company originates consumer loans on a direct basis only, where the Company extends credit directly to the borrower. At December 31, 1999 the Company's consumer loan portfolio totaled $26.1 million, or 5.6% of the gross loan portfolio. At December 31, 1999, 99.8% of the Company's consumer loans were fixed-rate loans and 0.2% were adjustable-rate loans.

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

     At December 31, 1999, automobile loans and RV loans (such as motor homes, boats, motorcycles, snowmobiles and other types of recreational vehicles) totaled $11.6 million and $3.6 million or 44.7% and 13.6% of the Company's total consumer loan portfolio, and 2.5% and 0.8% of its gross loan portfolio, respectively.

     Originations are generated primarily through advertising and lobby displays. The Company has also maintained relationships with local automobile dealerships in order to further enhance automobile originations through their referrals. The Company's maximum loan-to-value ratio on new automobiles is 100% of the borrower's cost including sales tax, and on used automobiles up to 5 years old, 100% of the vehicle's average retail value, based on NADA (National Auto Dealers Association) valuation. Non-performing automobile loans as of December 31, 1999 totaled $32,000 or 0.1% of the Company's consumer loan portfolio.

     Of the RV loan balance, approximately $2.6 million and $1.0 million were secured by new and used RVs, respectively. Approximately 75% of the RV portfolio consists of loans that were originated through the Company's relationship with Alpin Haus, Inc., a retail RV dealer formerly owned by one of the Company's directors. The Company's maximum loan-to-value ratio on new and used RV loans is the lesser of (i) 85% of the borrower's cost, which includes such items as sales tax and dealer options or (ii) 115% of either the factory invoice for a new RV or the wholesale value, plus sales tax, for a used RV. In the case of used RV's, the wholesale value is determined using published guide books. At December 31, 1999, RV loans totaling $147,000 or 4.1% of the total RV portfolio were non-performing.


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

     During 1996, the Company sold certain performing and non-performing loans as part of a bulk sale, including a majority of its manufactured home loan portfolio, as well as certain RV loans, thereby significantly reducing its credit risk exposure on these types of loans. However, management expects that delinquencies in its consumer loan portfolio may increase as RV loans continue to season. At December 31, 1999, a total of $445,000, or 1.7%, of the Company's consumer loan portfolio was non-performing (including the non-performing automobile and RV loans previously discussed). There can be no assurances that additional delinquencies will not occur in the future.


Commercial Business Lending


     The Company also originates commercial business loans. Although the origination of these types of loans had been de-emphasized by the Bank prior to the merger with AFSALA, management intends to actively originate commercial loans with a particular emphasis on small business lending. At December 31, 1999, commercial business loans comprised $6.6 million, or 1.4% of the Company's gross loan portfolio. Most of the Company's commercial business loans have been extended to finance local businesses and include primarily short term loans to finance machinery and equipment purchases and, to a lesser extent, inventory and accounts receivable. Loans made to finance inventory and accounts receivable will only be made if the borrower secures such loans with the inventory and/or receivables plus additional collateral acceptable to the Company, generally real estate. Commercial loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.

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

     The Company's commercial business lending policy includes credit file documentation and analysis of the borrower's character, capacity to repay the loan, the adequacy of the borrower's capital and collateral as well as an evaluation of conditions affecting the borrower. Consideration of the borrower's cash flows is also an important aspect of the Company's current credit analysis. The Company generally obtains personal guarantees on its commercial business loans. Nonetheless, such loans are believed to carry higher credit risk than more traditional thrift institution investments, such as residential mortgage loans.



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

     For the year ended December 31, 1999, the Company originated $138.7 million of loans compared to $120.9 million and $91.5 million in 1998 and 1997, respectively. The Company also purchased $31.9 million in residential mortgage loans during 1998. These loans were located in Ohio and New Jersey. The current balance of the loans purchased in 1998 is $17.0 million. The Company currently has no plans or intentions to purchase additional loans. During 1999, 1998 and 1997 the Company increased its originations of one- to four-family mortgages through the referrals of several local brokers.

     In periods of economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans with acceptable underwriting characteristics may be substantially reduced or restricted with a resultant decrease in operating earnings.



Delinquency Monitoring


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


Non-Performing  Assets


     The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Loans are generally placed on non-accrual status when the loan is more than 90 days delinquent (except for FHA insured and VA guaranteed loans) or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status interest is recognized using the cash basis method of income recogntion. Accruing loans delinquent 90 days or more include FHA insured loans, VA guaranteed loans, and loans that are in the process of negotiating a refinancing or restructuring with the Bank, excluding troubled debt restructurings (TDRs), or where the Bank has been notified by the borrower that the outstanding loan balance plus accrued interest and late fees will be paid-in-full within a relatively short period of time from the date of such notification. Foreclosed assets includes assets acquired in settlement of loans.

                                                              December 31,
                                         1999        1998        1997        1996        1995
                                       -------     -------     -------     -------     -------
                                                        (Dollars in thousands)
Non-accruing loans:
   One- to four-family (1)              $1,570      $1,018       $843      $  259      $1,525
   Multi-family                            ---         ---         28         ---          77
   Commercial real estate                  274          20        265         339       1,549
   Consumer                                434         342        293         256         605
   Commercial business                     298         230        447       2,269         743
                                       -------    --------    -------     -------     -------
     Total                               2,576       1,610      1,876       3,123       4,499
                                       -------    --------    -------     -------     -------
Accruing loans delinquent
 more than 90 days:
   One- to four-family (1)                 372         358        280         151         261
   Commercial real estate                  685         215         13         568         ---
   Consumer                                 11           7          2           6         ---
   Commercial business                     ---         ---        156         ---         ---
                                       -------    --------    -------     -------     -------
     Total                               1,068         580        451         725         261
                                       -------    --------    -------     -------     -------
Troubled debt restructured loans:
   One- to four-family (1)                  84          85         86          88          89
   Multi-family                            ---         ---         34          38       1,626
   Commercial real estate                  475         537        761         781       2,185
   Consumer                                ---         ---         --          56          84
   Commercial business                       7          92         50          68          51
                                       -------    --------    -------     -------     -------
     Total                                 566         714        931       1,031       4,035
                                       -------    --------    -------     -------     -------
Total non-performing loans               4,210       2,904      3,258       4,879       8,795
                                       -------    --------    -------     -------     -------
Foreclosed assets:
   One- to four-family (1)                 126         313         69         194         459
   Multi-family                            ---         ---        ---         282         926
   Commercial real estate                  142          30        ---         ---       1,503
   Consumer                                 54          56         74         239         281
                                       -------    --------    -------     -------     -------
     Total                                 322         399        143         715       3,169
                                       -------    --------    -------     -------     -------
Total non-performing assets             $4,532      $3,303     $3,401      $5,594     $11,964
                                       =======    ========    =======     =======     =======
Total as a percentage of total assets     0.61%       0.45%      0.67%       1.18%       2.72%

--------------------------------------
(1)  Includes home equity loans

     For the year ended December 31, 1999, gross interest income which would have been recorded had the year end non-performing loans been current in accordance with their original terms amounted to $498,000 ($404,000 from non-accruing loans and $94,000 from restructured loans). The amount that was included in interest income on such loans was $304,000 ($254,000 from non-accruing loans and $50,000 from restructured loans), which represented actual receipts. Consequently, $194,000 ($150,000 from non-accruing loans and $44,000 from restructured loans) was not recognized in gross interest income for the period.



Non-Accruing Loans


     At December 31, 1999, the Company had $2.6 million in non-accruing loans, which constituted 0.5% of the Company's gross loan portfolio. There were no non-accruing loans or aggregate non-accruing loans-to-one-borrower in excess of $500,000.


Accruing Loans Delinquent More than 90 Days


     As of December 31, 1999, the Company had $1.1 million of accruing loans delinquent more than 90 days. Of these loans, $345,000 were FHA insured or VA guaranteed one-to four-family residential loans. The remaining $723,000 represented one (1) one-to four-family real estate loan, six (6) commercial real estate loans, and four (4) consumer loans for which management believes that all contractual payments are collectible.


Restructured Loans


     As of December 31, 1999, the Company had restructured loans of $566,000. The Company's restructured loans at that date consisted of one (1) one- to four-family residential mortgage loan, three (3) commercial real estate loans, and one (1) commercial business loans.


Foreclosed and Reposessed Assets


     As of December 31, 1999, the Company had $322,000 in carrying value of foreclosed and repossessed assets. One-to four-family real estate represented 39.1% of the Company's foreclosed and repossessed property, consisting of three
(3) properties. Commercial real estate represented 44.1% of the Company's foreclosed and repossessed assets and consisted of two (2) properties. Repossessed consumer assets represented 16.8% of the Company's foreclosed and repossessed properties, consisting of six (6) recreational vehicles (including automobiles).



Other Loans of Concern


     As of December 31, 1999, there were $2.5 million of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms. Set forth below is a description of other loans of concern in excess of $500,000.

     The largest other loan of concern at December 31, 1999 consisted of a commercial real estate loan secured by a one story educational facility located in the Bank's market area. This loan was originated in December 1995 as a $1,000,000 line of credit with a loan to value ratio of 25%. The loan matured on December 31, 1998 with a principal balance of $892,000. After the borrower made a principal payment of approximately $192,000 the remaining balance of the loan was rewritten in February 1999 as a fully amortizing commercial mortgage in the amount of $700,000 with a 15 year term. The value of the collateral was reaffirmed by an independent appraisal. Continued concern regarding the source of the loan's repayment has resulted in its continued status as a loan of concern. At December 31, 1999, the loan was current and had a principal balance of $665,000.

     The second largest other loan of concern at December 31, 1999 consisted of a multi-family real estate loan secured by a 32 unit apartment building located outside of the Bank's primary market area. This loan was originated in December 1989 with a loan to value ratio of 72.2%. Although the property was 91% occupied based on the latest rent roll, the cashflow generated was not sufficient to service the debt. The borrower has been able to keep the loan current by utilizing other sources of funds. Current financial information has been requested from the guarantors for this loan to confirm the amount of resources available to keep this loan current. The principal balance of this loan matured on March 1, 2000. The borrower is currently in the process of obtaining financing at another financial institution, which would result in the full repayment of the Bank's loan. At December 31, 1999, the loan was current and had a principal balance of $617,000.

     There were no other loans with a balance in excess of $500,000 being specially monitored by the Company as of December 31, 1999. Other loans of concern with balances less than $500,000 at December 31, 1999 consisted of 10 commercial and multi-family real estate loans totaling $789,000, 4 commercial business loans totaling $250,000 and 5 one-to four-family mortgage loans totaling $165,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.


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

     Real estate properties acquired through foreclosure are recorded at fair value, less estimated disposal costs. If fair value at the date of foreclosure is lower than the carrying value of the related loan, the difference will be charged to the allowance for loan losses at the time of transfer. Valuations of the property are periodically updated by management and if the value declines, the asset's recorded value is written down by a charge to income.


     Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 1999, the Company had a total allowance for loan losses of $5.5 million, representing 130.9% of non-performing loans at that date.

     The following table sets forth an analysis of the activity in the Company's allowance for loan losses.

                                                 For the year ended December 31,
                                      1999        1998        1997        1996        1995
                                   ----------- ----------- ----------- ----------- ---------
                                                     (Dollars in thousands)
Balance at beginning of period       $4,891      $3,807      $3,438     $2,647      $2,235

Charge-offs:
     One- to four-family (1)           (103)        (69)        (15)      (530)        (31)
     Multi-family                        --        (129)        (51)    (1,174)       (171)
     Commercial real estate              --        (437)       (372)    (2,564)       (568)
     Consumer                          (311)       (275)       (316)    (1,834)       (400)
     Commercial business                (49)       (316)       (460)    (2,616)        (46)
                                 ----------- ----------- ----------- ----------- -----------
        Total charge-offs              (463)     (1,226)     (1,214)    (8,718)     (1,216)
                                 ----------- ----------- ----------- ----------- -----------
Recoveries:
     One- to four-family (1)             10           6            1         10         ---
     Multi-family                        --          --           --         --          64
     Commercial real estate             147          59           26         --           1
     Consumer                            88          56           76         49          41
     Commercial business                 46         174          392         --         ---
                                 ----------- ----------- ----------- ----------- -----------
        Total recoveries                291         295          495         59         106
                                 ----------- ----------- -----------------------------------
Net Charge-offs                        (172)       (931)        (719)    (8,659)     (1,110)
Allowance acquired from
   AFSALA Bancorp. Inc.                  --       1,115           --         --          --
Provisions charged to operations        790         900        1,088      9,450       1,522
                                 -----------  ----------  ----------- ----------- ----------
Balance at end of period             $5,509      $4,891       $3,807     $3,438      $2,647
                                 ===========  ==========  =========== =========== ==========
Ratio of allowance for loan
losses to total loans
(at period end)                        1.17%       1.15%        1.34%      1.37%       1.05%
                                     ======      ======       ======     ======      ======
Ratio of allowance for loan
losses to non-performing loans
(at period end)                      130.86%     168.42%      116.85%     70.47%      30.10%
                                     ======      ======       ======     ======      ======
Ratio of net charge-offs during
the period to average loans
outstanding during period              0.04%       0.29%        0.27%      3.30%       0.42%
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

     No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates. The following table summarizes the distribution of the Company's allowance for loan losses at the dates indicated:

                                                                           December 31,
                           ---------------------------------------------------------------------------------------------------------
                                   1999                  1998                 1997                 1996                 1995
                           --------------------- --------------------- -------------------- -------------------- -------------------
                                        Percent               Percent              Percent             Percent              Percent
                              Amount    of loans    Amount    of loans   Amount    of loans   Amount   of loans   Amount    of loans
                                of      in each       of      in each      of      in each      of     in each      of      in each
                               Loan     category     Loan     category    Loan     category    Loan    category    Loan     category
                               Loss     to total     Loss     to total    Loss     to total    Loss    to total    Loss     to total
                            Allowance    loans    Allowance    loans   Allowance    loans   Allowance   loans   Allowance    loans
                            ---------   --------  ---------   -------- ---------   -------- ---------  -------- ---------   --------
                                                                         (Dollars in thousands)
One- to four-family (1)        $2,205   85.19%       $1,661   84.33%     $897       77.55%    $  157      72.26%     $268     60.18%
Multi-family and
   commercial real estate       1,153    6.79         1,383    6.53     1,818       10.84%     1,599      13.84%    1,097     19.97%
Construction                      ---    1.05           ---    0.85       ---        0.73%       ---       0.89%      ---      0.43%
Consumer                          466    5.56           397    6.96       449        9.57%       355      10.29%      718     15.55%
Commercial business               488    1.41           666    1.32       483        1.31%     1,327       2.72%      268      3.87%
Unallocated                     1,197    ----           784    ----       160        ----        ---       ----       296      ----
                               ------   ------       ------   ------   ------      -------    ------     -------   ------    -------
          Total                $5,509   100.00%      $4,891   100.00%  $3,807      100.00%    $3,438     100.00%   $2,647    100.00%
                               ======   =======      ======   =======  ======      =======    ======     =======   ======    =======

-------------------------------
(1)  Includes home equity loans.

Investment Activities


     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 1999, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 28.7%.


     Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings and to fulfill the Company's asset/liability management objectives. The Company's investment strategy has been directed primarily toward high-quality mortgage-backed securities, as well as U.S. Government and agency securities and collateralized mortgage obligations.


     All of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency. At December 31, 1999, all of the Company's securities were classified as available for sale. The fair value and amortized cost of the Company's securities (excluding FHLB stock) at December 31, 1999 were $212.1 million and $222.8 million, respectively. For additional information on the Company's securities, see Note 5 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders filed as Exhibit 13 to this document (the "Annual Report).

     At December 31, 1999, the fair value and amortized cost of the Company's collaterized mortgage obligations ("CMOs") were $42.0 million and $44.2 million, respectively. CMOs owned by the Company consisted of either AAA rated securities or securities issued, insured or guaranteed either directly or indirectly by a federal agency.

     Mortgage-backed securities and CMOs generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them. Such securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 1999, $74.6 million or 60.2% of the Company's mortgage-backed securities and CMOs were pledged to secure various obligations of the Company.

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

     At December 31, 1999, the contractual maturity of 96.0% of all of the Company's mortgage-backed securities and CMOs were in excess of ten years. The actual maturity of a mortgage-backed security or CMO is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security or CMO. In accordance with generally accepted accounting principles, premiums and discounts are amortized/accreted over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization/accretion period for premiums and discounts can significantly affect the yield of a mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The following table sets forth the composition of the Company's securities portfolio and FHLB stock at the dates indicated.

                                                                            December 31,
                                       ---------------------------------------------------------------------------------
                                                1999                       1998                         1997
                                       -------------------------------------------------------------------------------
                                        Carrying                   Carrying                    Carrying
                                        Value (1)    %of Total     Value (1)    %of Total      Value (1)     %of Total
                                       -----------    --------    -----------    --------    ------------     --------
                                                                 (Dollars in Thousands)
                                                                  C>
Securities:
 U.S. Government and agency            $  85,033         38.50%   $  84,000         33.41%   $   63,145        30.19%$
 State and political subdivisions            907          0.41%       1,837          0.73%          766         0.37%
Corporate bonds                            2,240          1.01%          --            --            --           --
Mortgage-backed securities                81,941         37.10%      96,256         38.28%      131,986        63.11%
 Collateralized mortgage
    obligations                           42,024         19.02%      62,148         24.71%        9,911         4.74%
                                       ---------       -------    ---------       -------    ----------      ------- -
 Total debt securities                   212,145         96.04%     244,241         97.13%      205,808        98.41%
FHLB stock                                 8,748          3.96%       7,215          2.87%        3,291         1.57%
                                       ---------       -------    ---------       -------    ----------      ------- -
 Total securities and FHLB stock       $ 220,893        100.00%   $ 251,456        100.00%    $ 209,133       100.00%
                                       =========       =======    =========       =======    ==========      =======

     -------------------------------------

(1)Debt securities are classified as available for sale and are carried at fair value. The FHLB stock is non-marketable and accordingly is carried at cost.

     The composition and contractual maturities of the securities portfolio (all of which are categorized as available for sale), excluding FHLB stock, are indicated in the following table. The Company's securities portfolio at December 31, 1999, contained no securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies. Securities are stated at their contractual maturity date (mortgage-backed securities and collateralized mortgage obligations are included by final contractual maturity). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     December 31, 1999
                               ---------------------------------------------------------------------------------------
                                                Over One       Over Five
                                   One Year    Year through   Years through    Over
                                    or less    Five Years      Ten Years    Ten Years          Total Securities
                               -------------- -------------- -------------- -------------- ---------------------------
                               Amortized Cost Amortized Cost Amortized Cost Amortized Cost Amortized Cost Fair Value
                               -------------- -------------- -------------- -------------- -------------- ------------
                                                                 (Dollars in thousands)
U.S. Government and agency       $    ---       $ 15,755       $ 54,691       $ 19,530       $ 89,976       $ 85,033
State and political subdivisions      ---            911            ---            ---            911            907
Corporate bonds                       ---            ---            ---          2,538          2,538          2,240
Mortgage-backed securities            281          2,473            681         81,739         85,174         81,941
Collateralized mortgage
  obligations                         ---            ---          1,699         42,267         44,166         42,024
                                  -------        -------        -------        -------        -------        -------
Total securities                 $    281       $ 19,139       $ 57,071       $146,274       $222,765       $212,145
                                  =======        =======        =======        =======        =======        =======
Weighted average yield               5.92%          5.97%          6.44%          7.01%          6.77%
                                  =======        =======        =======        =======        =======

Sources of Funds


     General


     The Company's primary sources of funds are deposits, borrowings, amortization and prepayment of loan and mortgage-backed security principal, maturities of securities, short-term investments, and funds provided from operations.

     Deposits


     The Company offers a variety of deposit products having a range of interest rates and terms. The Company's deposits consist of savings accounts, money market accounts, transaction accounts, and certificate accounts currently ranging in terms from 91 days to 60 months. The Company primarily solicits deposits from its primary market area and at December 31, 1999, did not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. The Company has utilized premiums and promotional gifts for new accounts in connection with the opening of new branches or with club accounts. At times the Company also uses small advertising give-aways in the aisles of the supermarkets where it maintains branches. For information regarding average balances and rate information on deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and for information on the dollar amount of deposits in the various deposit types offered by the Company, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.


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


     At December 31, 1999, the Company's certificates of deposit totaled $220.3 million. These certificates of deposit were issued at interest rates ranging from 3.21% to 7.36%. (For additional information regarding certificate of deposit interest rates, see Note 9 of the Notes to Consolidated Financial Statements in the Annual Report.)

     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 1999.


                                               Maturity
                                -------------------------------------
                                           Over     Over
                                 3 Months  3 to 6  6 to 12    Over
                                  or Less  Months   Months  12 Months    Total
                                --------- -------- --------  --------   --------
                                            (In thousands)
Certificates of deposit
less than $100,000                $43,906  $40,337  $50,047   $55,613   $189,903

Certificates of deposit
of $100,000 or more                 8,862    8,193    7,902     5,476     30,433
                                --------- -------- --------  --------   --------

Total certificates of deposit     $52,768  $48,530  $57,949   $61,089   $220,336
                                ========= ======== ========  ========   ========

     Borrowings


     Although deposits are the Company's primary source of funds, the Company's policy generally has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

     The Company's borrowings prior to 1996 primarily consisted of advances from the FHLB of New York. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 1999, the Company had $92.2 million in FHLB advances. During 1996, the Company significantly increased its other borrowings. These borrowings were used to purchase various investments including Federal agency obligations and mortgage-backed securities which were simultaneously pledged as securities sold under agreements to repurchase. At December 31, 1999, securities repurchase agreements totaled $112.7 million. The positive interest rate spread between the volume of pledged securities and the related borrowings has produced an increase in net interest income but at an interest rate spread that is less than the Company has earned historically. For further information regarding the Company's borrowings, see Note 10 of the Notes to Consolidated Financial Statements contained in the Annual Report.


Subsidiary and Other Activities


     As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $14.5 million at December 31, 1999, in the stock of, or in loans to, service corporation subsidiaries. As of such date, the Bank had no investments in service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. Federal associations also are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     The Bank organized a single service corporation in 1984, which is known as ASB Insurance Agency, Inc. ("ASB Insurance"). In November 1996, the Company purchased the service corporation from the Bank for $1,000. ASB Insurance offers mutual funds, annuity and brokerage services through a registered broker-dealer to the Company's customers and members of the general public. ASB Insurance recognized gross revenues of $122,800 and $63,800 for the years ended December 31, 1999 and 1998, respectively.


Regulation


     General


     The Bank is a federally chartered savings bank, the deposits of which are federally insured by the FDIC (up to certain limits) and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight by the OTS extending to all its operations. The Bank is a member of the FHLB of New York and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As a savings and loan holding company, the Company also is subject to federal regulation and oversight. The Bank is a member of the Bank Insurance Fund (the "BIF"), which is administered by the FDIC. Its deposits are insured up to applicable limits by the FDIC. As a result, the FDIC also has certain regulatory and examination authority over the Bank.

     As a result of the acquisition of AFSALA and its subsidiary savings association, a portion of the deposits of the Bank are insured by the Savings Association Insurance Fund (the "SAIF"). The rules and regulations governing the SAIF are similar in many ways to those for the BIF.


     Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.



     Federal Regulation of Savings Associations


     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS, its primary federal banking regulator, and the FDIC. The last regular OTS examination of the Bank was as of March 31, 1999. When these examinations are conducted by the OTS and the FDIC, the examiners, if they deem appropriate, may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 1999, was $136,300.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 1999, the Bank's lending limit was $10.2 million. The Bank is in compliance with the loans-to-one-borrower limitation.



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

     The FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF, such as the Bank, in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The ranges of BIF premium rates in effect during 1999 was 0% to 0.27%. In addition, BIF insured institutions are required to contribute to the cost of financial bonds that were issued to finance the cost of resolving the thrift failures in the 1980s (the "FICO Premium").

         A portion of the insurance premium paid by the Bank is assessed for the SAIF because a portion of the deposits of the Bank are insured by the SAIF. For these deposits, the FDIC assesses a premium to maintain the reserve ratio of the SAIF at 1.25% of SAIF insured deposits. During the past several years, the insurance premium rates for SAIF members were higher than those for BIF members and SAIF members were also required to pay a special assessment to the SAIF. SAIF members must also pay the FICO Premium.

     In general, the FDIC limits the insurance that may be paid to a person or entity through all of that person's or entity's deposit accounts to $100,000. The FDIC is considering whether to propose an increase in this limit to $200,000. Any increase in insurance could result in an increase in the premiums paid by all BIF and SAIF members. The FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that this action is necessary to cause the balance in the SAIF or BIF to reach the designated reserve ratio of 1.25% of insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF or BIF members for any reason deemed necessary by the FDIC.


     Regulatory Capital Requirements


     All federally insured savings institutions are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. The OTS is also authorized to impose capital requirements in excess of these standards on a case-by-case basis. At December 31, 1999, the Bank was in compliance with its regulatory capital requirements. See Note 16 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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


     Limitations on Dividends and Other Capital Distributions


     OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the retained earnings of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. For additional information on the limitations on dividends and other capital distributions, see Notes 3 and 16 of the consolidated financial statements in the Annual Report.


     Qualified  Thrift  Lender Test


     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified under Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 1999, the Bank met the test and has always met the test since its effectiveness.

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

     The Bank was last examined for CRA compliance in June 1999 and received a rating of "satisfactory".


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

     As a unitary savings and loan holding company, the Company generally is not subject to many activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any savings association) would generally become subject to additional restrictions.

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

     Federal banking law was materially affected by the passage of the Gramm-Leach-Bliley Act. However, this act may not materially impact the Company or the Bank unless the Company chooses to become a financial holding company. This act, effective in March 2000, allows, among other things, qualifying bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or incidental to a financial activity. In addition, the act enacts a number of consumer protections, including provisions intended to protect privacy of bank customers' financial information and provisions requiring disclosure of ATM fees imposed by banks on customers of other banks. Other parts of the act, affecting newly created savings and loan holding companies, do not impact existing savings and loan holding companies such as the Company.


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

     The Company and its subsidiaries file consolidated federal income tax returns on a calendar year basis using the accrual method of accounting.

     The Bank and its consolidated subsidiaries have been audited by the IRS with respect to consolidated federal income tax returns through December 31, 1996. With respect to years examined by the IRS, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies.


     New York Taxation


     The Bank and its subsidiaries are subject to New York State taxation. The Bank is subject to the New York State Franchise Tax on Banking Corporations in an annual amount equal to the greater of (i) 9% (being scaled down to 7.5% over a number of years) of the Bank's "entire net income" allocable to New York State during the taxable year, or (ii) the applicable alternative minimum tax. The alternative minimum tax is generally the greater of (a) 0.01% of the value of the Bank's assets allocable to New York State with certain modifications, (b) 3% of the Bank's "alternative entire net income" allocable to New York State, or
(c) $250. Entire net income is similar to federal taxable income, subject to certain modifications (including the fact that net operating losses cannot be carried back or carried forward) and alternative entire net income is equal to entire net income without certain modifications. The Bank and its consolidated subsidiaries have been audited by the New York State Department of Taxation and Finance through December 31, 1998. With respect to years examined by the State Department of Taxation and Finance, either all deficiencies have been satisfied or sufficient reserves have been established to satisfy asserted deficiencies.



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


Employees


     At December 31, 1999, the Company had a total of 247 employees, including 45 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

     Benjamin Ziskin, age 41, is the Senior Vice President of the Company and the Bank since November 1998. Mr. Ziskin served as Treasurer of Amsterdam Federal Bank from 1985 to 1993 and was appointed Vice President of Amsterdam Federal Bank in 1989 and of AFSALA upon its formation in 1996.

     James J. Alescio, age 38, is Senior Vice President, Chief Financial Officer and the Treasurer of the Company and the Bank, positions he has held with the Company since November 1998. Mr. Alescio served as Assistant Treasurer of Amsterdam Federal Bank from 1984 to 1987 and was appointed Treasurer and Chief Financial Officer of Amsterdam Federal Bank in 1993 and of AFSALA upon its formation.

     Thomas Nachod, age 58, is Senior Vice President of the Company and the Bank. Mr. Nachod joined the Company in December 1998. Between July 1997 to November 1998, he held the position of Senior Vice President at ALBANK. From November 1990 to June 1997, Mr. Nachod worked in a variety of rolls at KeyBank. In addition, Mr. Nachod served as Chief Executive Officer of two banks, Connecticut Community Bank in Greenwich, CT and Fidelity Bank of Scottsdale, AZ.

     Robert Kelly, age 52, is Vice President, Secretary and General Counsel to the Company, positions he has held with the Company since its incorporation in June 1995. Mr. Kelly has been Vice President and General Counsel to the Bank since July 1994. In January 1995 he was appointed Secretary of the Bank. Prior to joining the Bank in 1994, Mr. Kelly was self-employed in the general practice of law in the State of New York.


Item 2.    Description of Property


     The Company conducts its business at its main office, sixteen other banking offices and an operations office in its primary market area. The Company owns its Main Office, its operations center and three branch offices and leases the remaining thirteen branch offices. The Company also owns a parking lot located at 18-22 Division Street, Amsterdam, New York, which is used to service the main office. The net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 1999 was $5.6 million. See Note 8 of Notes to Consolidated Financial Statements in the Annual Report. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company, subject to possible future expansion.


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

Item 4.   Submission of Matters to a Vote of Security Holders


     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 1999.


                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

               The information required herein is incorporated by reference to the section entitled "Stock Price Information" in the Annual Report

Item 6.   Selected Financial Data


               The  information  required herein is incorporated by reference to
               the   section   entitled   "Selected    Consolidated    Financial
               Information" in the Annual Report


Item 7.   Management's   Discussion  and  Analysis of  Financial  Condition  and
          Results of Operations


               The information required herein is incorporated by reference to the indentically captioned section in the Annual Report


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


               The information required herein is incorporated by reference to the section entitled "Market Risk" in the Annual Report


Item 8.   Financial Statements and Supplementary Data


               Financial statements and supplementary data listed in response to
               Item 14 of this report are herein incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


                None

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant


Directors
---------


     Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


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

     To the Company's knowledge, based soley on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.


Item 11.     Executive Compensation


     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

 Item 12.     Security  Ownership of Certain  Beneficial  Owners and Management


     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.     Certain Relationships and Related Transactions


     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 26, 2000, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


                                     PART IV


Item 14.     Exhibits,  Financial  Statement  Schedules, and Reports on Form 8-K


     (a) (1) Financial Statements:


     The following information appearing in the Annual Report (Exhibit 13), is incorporated by reference:

        -  Independent Auditors' Report
        - Consolidated Statements of Financial Condition as of December 31, 1999 and 1998
        - Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997
        - Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997
        - Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997

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

3(ii) Registrants's Bylaws as amended on October 22, 1999 and currently in effect, filed as an exhibit to Current Report on Form 8-K, filed on February 8, 2000, is incorporated herein by reference.

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

10.3                Supplemental  Retirement  Benefit  agreement  with  John  M.
                    Lisicki and Benjamin W. Ziskin, filed as Exchibit 10.3 to Registrant's December 31, 1998 Form 10-K.

10.4 Registrant's 1997 Stock Option and Incentive Plan, Filed as Exhibit A to Registrant's Proxy Statement filed with the Commission on March 26, 1997, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (File No. 0-27036), is incorporated herein by reference.

10.5 Registrant's Recognition and Retention Plan, filed as Exhibit B to Registrant's Proxy Statement filed with the Commission on March 26, 1997, pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended (File No. 0-27036), is incorporated herein by reference.

10.6                AFSALA  Bancorp,  Inc.  1997  Stock  Option  Plan,  filed as
                    Exhibit 10.4 to the 1997 Annual Report on Form 10-KSB of AFSALA Bancorp, Inc. (file number 0-2113), and the amendment to the Plan, filed as an appendix to the definitive proxy statement filed with the Commision by AFSALA Bancorp, Inc. on January 8, 1998, are incorporated herein by reference.

10.7 Settlement and Standstill Agreement with S. Holtzman, filed as Exhibit 99.1 to the Current Report on Form 8-K, filed on August 12, 1998, is incorporated herein by reference.

10.8                Standstill agreement with L. Seidman.

11 Statement re: computation of per share earnings (see Notes 1(n) and 13 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders filed as Exhibit 13 herein).

13 Portions of Annual Report to Security Holders (only those portions incorporated by reference in this document are deemed filed).

21                  Subsidiaries of the Registrant

23                  Consent of Independent Certified Public Accountants

27                  Financial Data Schedule


     (b) Reports on Form 8-K:

     No current reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMBANC HOLDING CO., INC.



Date: March 24, 2000                      By: /s/ John M. Lisicki
      ------------------------------          ----------------------
                                              John M. Lisicki, President
                                              and Chief Executive Officer
                                              (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 24, 2000:

/s/ John M. Lisicki                       /s/ James J. Alescio
-----------------------------------       -------------------------------------
John M. Lisicki, President                James J. Alescio, Senior Vice
and Chief Executive Officer               President, Chief Financial Officer
(Principal Executive Officer)             (Principal Financial and Accounting
     `                                     officer)


/s/ Lauren T. Barnett                     /s/ James J. Bettini
-----------------------------------       -------------------------------------
Lauren T. Barnett, Director               James J. Bettini, Director



/s/ John J. Daly                          /s/ Lionel H. Fallows
-----------------------------------       -------------------------------------
John J. Daly, Director                    Lionel H. Fallows, Director



/s/ Dr. Daniel J. Greco                   /s/ Seymour Holtzman
-----------------------------------       -------------------------------------
Dr. Daniel J. Greco, Director             Seymour Holtzman, Director



/s/ Marvin R. LeRoy, Jr.                  /s/ Allan R. Lyons
-----------------------------------       -------------------------------------
Marvin R. LeRoy, Jr., Director            Allan R. Lyons, Director



/s/ Charles S. Pedersen                   /s/ William L. Petrosino
-----------------------------------       -------------------------------------
Charles S. Pedersen, Director             William L. Petrosino, Director


/s/ Lawrence B. Seidman
-----------------------------------
Lawrence B. Seidman


/s/ Dr. Ronald S. Tecler                  /s/ John A. Tesiero
-----------------------------------       -------------------------------------
Dr. Ronald S. Tecler, Director            John A. Tesiero, Jr., Director



/s/ William A. Wilde, Jr.                 /s/ Charles E. Wright
-----------------------------------       -------------------------------------
William A. Wilde, Jr., Director           Charles E. Wright, Director