Form 10-Q
period 2000-03-31
AMBANC HOLDING CO INC
filed 2000-05-15
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended March 31, 2000
                                         --------------
                                       or

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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at May 12, 2000
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,893,648

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 1999



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Interim Statements of Financial Condition at
               March 31, 2000 and December 31, 1999........................... 3

               Consolidated Interim Statements of Income for the three months ended March 31, 2000 and 1999.................................. 4

               Consolidated Interim Statements of Cash Flows for the three months ended March 31, 2000 and 1999........................... 5

               Notes to Unaudited Interim Consolidated Financial Statements... 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....20

Part II.   OTHER INFORMATION..................................................20

Item 6.    Exhibits and Reports on Form 8-K...................................20

SIGNATURES....................................................................21

Part I.   Financial Information
Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition  (unaudited)
(dollars in thousands, except per share amounts)         March 31,  December 31,
                                                           2000         1999
                                Assets                  ----------   ----------
Cash and due from banks ...............................  $  11,488    $  26,380
Interest-bearing deposits .............................      1,572        3,231
                                                        ----------   ----------
     Cash and cash equivalents ........................     13,060       29,611
Securities available for sale, at fair value ..........    208,221      212,145
Federal Home Loan Bank of New York stock, at cost .....      8,748        8,748
Loans receivable ......................................    472,775      470,986
     Allowance for loan losses ........................     (5,506)      (5,509)
                                                        ----------   ----------
     Loans receivable, net ............................    467,269      465,477
Accrued interest receivable ...........................      4,491        4,411
Premises and equipment, net ...........................      5,602        5,593
Real estate owned and repossessed assets ..............        353          322
Goodwill ..............................................      7,257        7,390
Other assets ..........................................      6,289        6,975
                                                        ----------   ----------
     Total assets .....................................  $ 721,290    $ 740,672
                                                        ==========   ==========
                 Liabilities and Shareholders' Equity
Liabilities:
   Deposits ...........................................  $ 464,297    $ 450,134
   Federal Home Loan Bank short-term borrowings .......     51,300       71,200
   Federal Home Loan Bank long-term advances ..........     35,686       20,965
   Securities sold under agreements to repurchase .....     87,740      112,740
   Advances from borrowers for taxes and insurance ....      2,728        3,641
   Accrued interest payable ...........................      1,221        1,508
   Accrued expenses and other liabilities .............      2,873        4,891
                                                        ----------   ----------
     Total liabilities ................................    645,845      665,079
                                                        ----------   ----------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none issued at March 31, 2000 and
    December 31, 1999 .................................       --           --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,432,245 issued at March 31, 2000
    and December 31, 1999 .............................         54           54
   Additional paid-in capital .........................     63,355       63,314
   Retained earnings,substantially restricted .........     29,317       28,879
   Treasury stock, at cost (522,773 shares at March 31,
      2000 and 465,155 shares at December 31, 1999) ...     (8,237)      (7,486)
   Unallocated common stock held by ESOP ..............     (2,240)      (2,353)
   Unearned RRP shares ................................       (489)        (443)
   Accumulated other comprehensive loss ...............     (6,315)      (6,372)
                                                        ----------   ----------
     Total shareholders' equity .......................     75,445       75,593
                                                        ----------   ----------
     Total liabilities and shareholders' equity .......  $ 721,290    $ 740,672
                                                        ==========   ==========
See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)
                                                              Three Months
                                                             Ended March 31,
                                                              2000     1999
Interest and dividend income:                               -------   -------
   Loans receivable .....................................   $ 8,697   $ 7,781
   Securities available for sale ........................     3,667     3,792
   Federal funds sold and interest-bearing deposits .....        33       272
   Federal Home Loan Bank stock .........................       147       119
                                                            -------   -------
     Total interest and dividend income .................    12,544    11,964
                                                            -------   -------
Interest expense:
   Deposits .............................................     4,364     4,212
   Borrowings ...........................................     2,664     2,359
                                                            -------   -------
     Total interest expense .............................     7,028     6,571
                                                            -------   -------
     Net interest income ................................     5,516     5,393
Provision for loan losses ...............................       120       255
                                                            -------   -------
     Net interest income after provision for loan losses      5,396     5,138
                                                            -------   -------
Non-interest income:
   Service charges on deposit accounts ..................       335       333
   Other ................................................       154        91
                                                            -------   -------
     Total non-interest income ..........................       489       424
                                                            -------   -------
Non-interest expenses:
   Salaries, wages and benefits .........................     2,102     1,838
   Occupancy and equipment ..............................       598       629
   Data processing ......................................       387       235
   Real estate owned and repossessed assets expenses, net         3        26
   Professional fees ....................................        90        88
   Amortization of goodwill .............................       133       133
   Other ................................................       865       797
                                                            -------   -------
     Total non-interest expenses ........................     4,178     3,746
                                                            -------   -------
Income  before taxes ....................................     1,707     1,816
Income tax expense ......................................       723       781
                                                            -------   -------
     Net income .........................................   $   984   $ 1,035
                                                            =======   =======
Basic earnings per share                                    $  0.21   $  0.21
                                                            =======   =======
Diluted earnings per share                                  $  0.21   $  0.20
                                                            =======   =======
See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)                                       Three months
                                                            ended March 31,
                                                            2000       1999
                                                         --------     -------
Increase (decrease) in cash and cash equivalents:
 Cash flows from operating activities:
   Net income ........................................   $    984    $  1,035
   Adjustments to reconcile net income  to net
   cash provided by operating activities:
     Depreciation and amortization of premises
          and equipment ..............................        223         238
     Amortization of goodwill ........................        133         133
     Net amortization of premium on securities .......         73         301
     Provision for loan losses .......................        120         255
     Provision for losses and writedowns on real
          estate owned and repossessed assets ........          3           1
     Net (gains) losses on sales of real estate owned
          and repossessed assets .....................        (12)          1
     ESOP compensation expense .......................        154         188
     RRP expense .....................................        121          79
     Decrease (increase) in accrued interest
          receivable and other assets ................        569         (98)
     (Decrease) increase in accrued interest
          payable, accrued expenses and
          and other liabilities ......................     (2,305)      2,334
                                                         --------     -------
                Net cash provided by
                      operating activities ...........         63       4,467

 Cash flows from investing activities:
     Proceeds from sales and redemptions of
          securities available for sale ..............         --       7,000
     Purchases of securities available for sale ......        (77)    (43,140)
     Proceeds from principal paydowns and
           maturities of securities available for sale      4,022      24,751
     Net (increase) decrease  in loans made
           to customers ..............................     (2,017)        673
     Purchases of premises and equipment .............       (232)       (281)
     Proceeds from sales of real estate owned and
          repossessed assets .........................         83         125
                                                         --------     -------
               Net cash provided by (used in)
                      investing activities ...........      1,779     (10,872)

                                                                     (continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited) (continued)
(dollars in thousands)                                       Three months
                                                            ended March 31,
                                                            2000       1999
                                                         --------     -------
 Cash flows from financing activities:
    Net increase (decrease) in deposits ..............  $  14,163    $ (2,785)
    Net decrease in FHLB short-term borrowings .......    (19,900)       --
    Proceeds from FHLB long-term advances ............     15,000        --
    Repayments of FHLB long-term advances ............       (279)       (111)
    Repayments of repurchase agreements ..............    (25,000)       --
    Decrease in advances from borrowers
          for taxes and insurance ....................       (913)       (504)
    Purchase of treasury stock .......................       (922)     (1,557)
    Excercises of stock options ......................         --          34
    Dividends paid ...................................       (542)       (374)
                                                         --------     -------
          Net cash used in financing activities ......    (18,393)     (5,297)

Net decrease in cash and cash equivalents ............    (16,551)    (11,702)
Cash and cash equivalents at beginning of period .....     29,611      42,815
                                                         --------     -------
Cash and cash equivalents at end of period ...........   $ 13,060    $ 31,113
                                                         ========     =======

Supplemental disclosures of cash flow information - cash paid during the period for:

Interest .............................................   $  7,315    $  6,621
                                                         ========     =======

Income taxes .........................................       --          --
                                                         ========     =======

Noncash investing and financing activities:
Net transfer of loans to real estate owned
     and repossessed assets ..........................   $    105    $     50
                                                         ========     =======

See accompanying notes to unaudited interim consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) In management's opinion, the financial information included herein, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2000 and 1999, in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1999 Annual Report on Form 10-K. The results of operations for the 2000 interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2000.

(2) Amounts in the prior periods' unaudited interim consolidated financial statements are reclassified whenever necessary to conform to current periods' presentation.

(3)  Earnings per Share

Basic earnings per share (EPS) excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for purposes of computing EPS. Shares of restricted stock (RRP shares) are considered outstanding common shares and included in the computation of basic EPS when they become fully vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options and unvested RRP shares) were exercised into common stock or resulted in the issuance or vesting of common stock.

     The  calculation  of basic EPS and  diluted EPS is as follows:

                                             Net          Weighted
                                           Income          Average     Per Share
                                       (in thousands)      Shares       Amount
For the quarter ended March 31, 2000    ------------     ----------    ---------
Basic EPS
Net income available to common shareholders  $  984       4,669,625        $0.21
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                 5,651
Unvested RRP shares                                          16,700
                                                          ---------
Diluted EPS
Net income available to common shareholders
  plus assumed conversions                   $  984       4,691,976        $0.21
                                             ======       =========        =====
For the quarter ended March 31, 1999
Basic EPS
Net income available to common shareholders  $1,035       5,009,031        $0.21
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                31,603
Unvested RRP shares                                          20,201
                                                          ---------
Diluted EPS
Net income available to common shareholders
  plus assumed conversions                   $1,035       5,060,835        $0.20
                                             ======       =========        =====

(4)  Comprehensive Income

Comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. Accumulated other comprehensive income or loss, which is included in shareholders' equity, net of tax, represents the net unrealized gain or loss on securities available for sale.

     Comprehensive income for the three-month periods ended March 31, 2000 and 1999 was $1.0 million and $514,000, respectively.






ITEM 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Ambanc Holding Co., Inc. ("Ambanc" or the "Company") is a unitary savings and loan holding company. Ambanc was formed as a Delaware Corporation to act as the holding company for the former Amsterdam Savings Bank, FSB (now known as Mohawk Community Bank) upon the completion of Amsterdam Savings Bank's conversion from the mutual to stock form on December 26, 1995 (the "Conversion").

Mohawk Community Bank's (the "Bank"'s) results of operations are primarily dependent on its net interest income, which is the difference between the interest and dividend income earned on its assets, primarily loans and securities, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of non-interest expenses, such as employee salaries and benefits, non-interest income, such as fees on deposit-related services, the provision for loan losses, and income taxes.

The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loan to asset ratio with emphasis on originating traditional one- to four-family residential mortgage and home equity loans in its primary market area. At March 31, 2000, the Bank's loans receivable, net, to assets ratio was 64.8%, up from 62.8% at December 31, 1999. The Bank's portfolio of one- to four-family residential mortgage and home equity loans was 85.2% of total loans at March 31, 2000.

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

Financial Condition

Comparison of Financial Condition at March 31, 2000 and December 31, 1999. Total assets decreased by $19.4 million, or 2.6%, to $721.3 million at March 31, 2000 from $740.7 million at December 31, 1999, primarily due to decreases in cash and cash equivalents and securities available for sale of $16.6 million and $3.9 million, respectively, partially offset by an increase in loans receivable, net of $1.8 million.

Cash and cash equivalents decreased by $16.6 million, or 55.9%, to $13.1 million at March 31, 2000 from $29.6 million at December 31, 1999. This decrease was primarily due to a decrease in cash and due from banks of $14.9 million, or 56.5%, from $26.4 million at December 31, 1999 to $11.5 million at March 31, 2000, in addition to a decrease in interest-bearing deposits from $3.2 million at December 31, 1999 to $1.6 million at March 31, 2000. The decrease in cash and due from banks is the result of the Company's decision to temporarily increase vault cash in preparation for potential year 2000 liquidity needs of depositors at year end. However, early in the first quarter of 2000, vault cash returned to more normal levels. Securities available for sale decreased $3.9 million, or 1.8%, to $208.2 million at March 31, 2000 from $212.1 million at December 31, 1999 resulting primarily from the maturities and calls of securities and the reinvestment of the proceeds in the loan portfolio. Loans receivable, net increased $1.8 million from $465.5 million at December 31, 1999, to $467.3 million at March 31, 2000 due to increased loan activity primarily in residential mortgage and commercial loans.

Deposits increased by $14.2 million, or 3.1%, to $464.3 million at March 31, 2000 from $450.1 million at December 31, 1999 primarily due to various marketing promotions offered during the quarter. Securities repurchase agreements decreased $25.0 million, or 22.2%, to $87.7 million at March 31, 2000 from $112.7 million at December 31, 1999, due primarily to the maturity of repurchase agreements. Short-term borrowings from the FHLB decreased by $19.9 million, or 27.9%, to $51.3 million at March 31, 2000. These funding reductions were replaced in part with a combination of long-term advances from the FHLB and increased deposits. Long-term advances from the FHLB increased $14.7 million, or 70.2%, to $35.7 million at March 31, 2000 from $21.0 million at December 31, 1999. Accrued expenses and other liabilities decreased $2.0 million, or 41.3%, to $2.9 million at March 31, 2000, primarily due to a change in processing of teller drafts and money orders.

Shareholders' equity decreased $148 thousand, or 0.2%, from $75.6 million at December 31, 1999 to $75.4 million at March 31, 2000, due primarily to the repurchases of treasury stock and the payment of cash dividends of $922 thousand and $542 thousand, respectively, partially offset by net income of $984 thousand for the quarter. Other items impacting shareholders' equity during the first quarter of 2000 were the release of ESOP shares, the grant of RRP shares in lieu of Directors' Board fees, the amortization of unearned RRP shares, and the after-tax impact of the change in the net unrealized losses on securities available for sale.


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

                                                                      Three months ended March 31,
                                                              2000                                   1999
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning assets                                                        (Dollars in thousands)
  Loans receivable                              $471,035      $8,697     7.43%       $425,163      $7,781     7.42%
  Securities available for sale (AFS)            220,860       3,667     6.68%        244,726       3,792     6.28%
  Federal Home Loan Bank stock                     8,748         147     6.76%          7,215         119     6.69%
  Federal funds sold &
     interest-bearing deposits                     2,566          33     5.17%         23,983         272     4.60%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total earning assets                       703,209      12,544     7.17%        701,087      11,964     6.92%
                                          --------------   ---------  --------   ------------   ---------  --------
Allowance for loan losses                         (5,530)                              (4,983)
Unrealized gain/(loss) on AFS securities         (10,537)                                 355
Other assets                                      36,129                               30,538
                                          ---------------                         ------------
Total assets                                    $723,271                             $726,997
                                          ===============                         ============

Interest-bearing liabilities
  Savings deposits                               128,524         878     2.75%        138,831         992     2.90%
  NOW  deposits                                   35,962         110     1.12%         33,010         144     1.77%
  Certificates of deposit                        231,923       3,103     5.38%        227,743       2,861     5.09%
  Money market accounts                           28,617         273     3.84%         22,402         215     3.89%
  Borrowed funds                                 181,999       2,664     5.89%        173,746       2,359     5.51%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total interest-bearing liabilities         607,025       7,028     4.66%        595,732       6,571     4.47%
                                          --------------   ---------  --------   ------------   ---------  --------
Demand deposits                                   35,358                               36,903
Other liabilities                                  5,221                                8,775
                                          ---------------                         ------------
Total liabilities                                647,604                              641,410
                                          ---------------                         ------------
Stockholders' equity                              75,667                               85,587
                                          ---------------                         ------------
Total liabilities & equity                      $723,271                             $726,997
                                          ===============                         ============

    Net interest income                                       $5,516                               $5,393

    Interest rate spread                                                 2.51%                                2.45%

    Net earning assets                          $ 96,184                             $105,355

    Net interest margin                                                  3.15%                                3.12%

    Average earning assets/Average
     interest-bearing liabilities                115.85%                              117.68%

Consolidated Rate/Volume Analysis of Net Interest Income

     The following table presents the dollar amount of changes in interest and dividend income and interest expense for major components of earning assets and interest-bearing liabilities. It distinguishes between the changes related to outstanding balances and the changes due to changes in interest rates. For each category of earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (i.e. changes in volume multiplied by old rate) and (ii) changes in rate (i.e. changes in rate multiplied by old volume). For purposes of this table, changes attributable to both rate and volume, which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

                                                  Three months ended March 31,
                                                           2000 vs. 1999
                                                -------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)
                                                ---------    --------  --------
Earning assets                                       (Dollars in thousands)
  Loans receivable ..........................    $   912      $    4     $  916
  Securities available for sale .............       (350)        225       (125)
  Federal Home Loan Bank stock ..............         27           1         28
  Federal funds sold and interest-bearing
     deposits ...............................       (277)         38       (239)
                                                ---------    --------  --------
      Total earning assets ..................        312         268        580
                                                ---------    --------  --------
Interest-bearing liabilities
  Savings deposits ..........................        (67)        (47)      (114)
  NOW  deposits .............................         14         (48)       (34)
  Certificates of deposit ...................         60         182        242
  Money market accounts .....................         61          (3)        58
  Borrowed funds ............................        124         181        305
                                                ---------    --------  --------
      Total interest-bearing liabilities ....        192         265        457
                                                ---------    --------  --------
    Net interest income .....................    $   120      $    3     $  123
                                                =========    ========  ========

Comparison of Operating Results for the Three Months Ended March 31, 2000 and 1999.

Net Income. Net income decreased by $51 thousand, or 4.9%, for the three months ended March 31, 2000 to $984 thousand from $1.0 million for the three months ended March 31, 1999. Net income for the three months ended March 31, 2000 was reduced primarily as a result of increased non-interest expenses, offset in part by a decrease in the provision for loan losses and increases in net interest income and non-interest income. These and other changes are discussed in more detail below.

Net Interest Income. Net interest income increased $123 thousand, or 2.3%, to $5.5 million for the three months ended March 31, 2000 from $5.4 million for the three months ended March 31, 1999. The increase in net interest income was primarily due to an increase of $2.1 million in the average balance of earning assets, in addition to an increase in the interest rate spread from 2.45% for the three months ended March 31, 1999 to 2.51% for the three months ended March 31, 2000. This was partially offset by an increase in the average balance of interest-bearing liabilities of $11.3 million, or 1.9%.

Earning assets consist of loans receivable, securities available for sale, federal funds sold, interest-bearing deposits, and FHLB of New York stock. Interest-bearing liabilities consist of interest-bearing deposits, FHLB advances and securities repurchase agreements.

The interest rate spread, which is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities, increased to 2.51% for the three months ended March 31, 2000, from 2.45% for the three months ended March 31, 1999. The increase in the interest rate spread was due primarily to the Company redeploying assets from lower-yielding federal funds sold and securities available for sale to the higher-yielding loan portfolio. Primarily due to this shift in asset mix, the average yield on earning assets increased from 6.92% for the three months ended March 31, 1999 to 7.17% for the three months ended March 31, 2000. The impact of this increase was partially offset by increases in the average balance of the higher costing certificates of deposit and borrowed funds of $4.2 million and $8.3 million, respectively. Likewise, for the three months ended March 31, 2000 the average rate paid on certificates of deposit and borrowed funds increased 29 basis points, to 5.38%, and 38 basis points, to 5.89%, respectively. Many of the Company's securities repurchase agreements contain call features. If these repurchase agreements are called (which is likely if interest rates continue to increase) and the Company cannot replace the funding at a similar or lower interest rate, the interest rate spread is likely to decrease.

The Company operates in an environment of intense competition for deposits and loans. The competition in today's environment is not limited to other local banks and thrifts, but also includes a myriad of financial services providers that are located both within and outside the Company's local market area. Due to this heightened level of competition to attract and retain customers, the Company must continue to offer competitive interest rates on loans and deposits. As a consequence of these competitive pressures, from time-to-time, the relative spreads between interest rates earned and interest rates paid will tighten, exerting downward pressure on net interest income, the interest rate spread and the net interest margin. This is especially true during periods when the growth in earning assets lags behind the growth in interest-bearing liabilities.

However, management does not want to discourage, by offering noncompetitive interest rates, the creation of new customer relationships or jeopardize existing relationships thereby curtailing the Company's customer base and loan growth and the attendant benefits to be derived from them. Management believes that the longer-term benefits to be derived from this position will outweigh the shorter-term costs associated with attracting, cross-selling and retaining an expanding customer base. The growing customer base provides the Company with the potential for future, profitable customer relationships, which should in turn increase the value of the franchise.

Interest and Dividend Income. Interest and dividend income increased by $580 thousand, or 4.8%, to $12.5 million for the three months ended March 31, 2000 from $12.0 million for the three months March 31, 1999. The increase was largely the result of the increase and shift in the average balance of earning assets from federal fund sold and securities available for sale to loans receivable (and, to a much lesser extent, FHLB stock.) This shift consisted primarily of increases in the average balance of loans receivable of $45.9 million, or 10.8%, and FHLB stock of $1.5 million, or 21.2 %, substantially offset by decreases in securities available for sale of $23.9 million, or 9.8%, and federal funds sold and interest-bearing deposits of $21.4 million, or 89.3%. In addition to the increase in the average balance of earning assets was a 25 basis point increase in the average yield on total earning assets. The yield on the average balance of earning assets was 7.17% and 6.92% for the three months ended March 31, 2000 and 1999, respectively.

Interest and fees on loans increased $916 thousand, or 11.8%, to $8.7 million for the three months ended March 31, 2000. This increase was primarily the result of an increase in the average balance of net loans receivable of $45.9 million, or 10.8%, to $471.0 million for the three months ended March 31, 2000 from $425.2 million for the three months ended March 31, 1999.

Interest income on securities available for sale decreased $125 thousand, or 3.3%, to $3.7 million for the three months ended March 31, 2000 from $3.8 million for the previous period. This decrease is primarily the result of a decrease in the average balance of securities available for sale of $23.9 million offset in part by a 40 basis point increase in the average yield on these securities.

Interest income of federal funds sold and interest-bearing deposits decreased $239 thousand, or 87.9%, to $33 thousand for the three months ended March 31, 2000 from $272 thousand for the same quarter of the previous year primarily due to a decrease in the average balance of federal funds sold and interest-bearing deposits of $21.4 million, or 89.3%, resulting from the shift in assets from lower yielding federal funds sold and interest-bearing deposits to higher yielding loans receivable.

Interest Expense. Total interest expense increased by $457 thousand, or 7.0%, to $7.0 million for the three months ended March 31, 2000 from $6.6 million for the three months ended March 31, 1999. Total average interest-bearing liabilities increased by $11.3 million, or 1.9%, to $607.0 million for the first quarter of 2000 compared to $595.7 million for the same period of the previous year primarily due to the funding of loan activity during 1999. Also, a portion of this increase was due to higher vault cash balances maintained during January 2000 as a result of potential year 2000 liquidity needs of depositors at year end. During the same periods, the average rate paid on interest-bearing liabilities increased by 19 basis points to 4.66% from 4.47%.

Total interest expense for the three months ended March 31, 2000 increased primarily due to an increase of 38 basis points, to 5.89%, in the average rate paid on total borrowed funds during the period, consistent with the general increase in market interest rates. In addition, the average balance on these funds increased to $182.0 million for the three months ended March 31, 2000, from $173.7 million for the previous period. Likewise, interest expense relative to certificates of deposit and money market accounts increased as a result of increases in the average balances on these deposit accounts. Moreover, the increase in interest on certificates of deposit was primarily due to increases in the average cost of these deposit accounts from 5.09% for the three months ended March 31, 1999 to 5.38% for the three months ended March 31, 2000.

Provision for Loan Losses. The Company's provision for loan losses is based upon management's analysis of the adequacy of the allowance for loan losses. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The provision for loan losses for the three months ended March 31, 2000 decreased $135 thousand to $120 thousand from $255 thousand for the three months ended March 31, 1999. The Bank's ratio of non-performing loans to total loans was 0.68% and 0.89% at March 31, 2000 and December 31, 1999, respectively.

Non-Interest Income. Total non-interest income increased by $65 thousand, or 15.3%, to $489 thousand for the three months ended March 31, 2000 from $424 thousand for the three months ended March 31, 1999. This increase was primarily due to the increase in fees charged for cashing non-customer tax refund checks, in addition to fees associated with the purchase of bank checks and money orders. Moreover, the Bank now charges an ATM fee for non-customer transactions made at the Bank's ATM machines. Also included in other non-interest income during the first quarter 2000 was the recognition of income for an experience refund from an insurance carrier on consumer loans in the amount of $11 thousand.

Non-Interest Expenses. Non-interest expenses increased $432 thousand, or 11.5%, to $4.2 million for the three months ended March 31, 2000 from $3.7 million for the three months ended March 31, 1999 primarily due to increased costs associated with salaries, wages and benefits and data processing. Also impacting non-interest expenses during the first quarter of 1999 were the acceleration of depreciation and amortization of equipment and leasehold improvements due to the closing of a branch. These and other changes are discussed in more detail below.

Salaries, wages and benefits expense increased by $264 thousand, or 14.4%, for the first quarter of 2000 primarily due to an increase in salaries and wages associated with the increase in staff in the commercial loan department as a result of the Company's decision to increase emphasis in growing the commercial loan portfolio, coupled with the establishment of the Senior Management Salary Incentive Plan during the second quarter of 1999. Also contributing to this increase was the general cost of living and merit raises given to employees at the beginning of 2000. In addition, during the first quarter of 1999, salaries, wages and benefits expense was reduced due to the reversal of an accrual associated with severance offered to an employee terminated at the time of the merger which was not accepted. Management believes that salaries, wages and benefits expenses may fluctuate in future periods as costs related to the Company's ESOP are dependent on the Company's average stock price. The expense related to the ESOP for the first quarter of 2000 was $34 thousand lower than the comparable quarter in 1999 due to the lower stock price in 2000 relative to 1999.

Occupancy and equipment decreased $31 thousand, or 4.9%, to $598 thousand for the three months ended March 31, 2000, from $629 thousand in 1999 primarily due to the acceleration of depreciation and amortization of equipment and leasehold improvements, during the first quarter of 1999, on a branch being closed as a result of the acquisition of AFSALA Bancorp, Inc. Offsetting these decreases was an increase in depreciation of furniture, fixtures and equipment primarily resulting from computer hardware and software upgrades related to year 2000 compliance subsequent to the first quarter of 1999.

Data processing increased $152 thousand, or 64.7%, from $235 thousand in 1999 to $387 thousand for the three months ended March 31, 2000. During the first quarter of 1999, at the time of the initial conversion of the core application data system, the Bank received credits from the new data center totaling approximately $92 thousand to be applied against data processing fees in the first quarter of 1999. No such credits were received in the 2000 period.

Other non-interest expense increased $68 thousand, or 8.5%, to $865 thousand for the three months ended March 31, 2000 when compared to the previous period. This increase was primarily due to expenses associated with the promotion and advertising of time deposit products offered during the quarter ended March 31, 2000.

Income Tax Expense. Income tax expense decreased by $58 thousand, or 7.4%, to $723 thousand for the three months ended March 31, 2000 from $781 thousand for the three months ended March 31, 1999. The decrease was primarily the result of the decrease in income before taxes.

ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

                                     March 31,    December 31,
                                       2000           1999
                                      ------         ------
                                      (Dollars in thousands)
Non-accruing loans:
   One-to four-family (1) ...........   $1,424       $1,570
   Commercial real estate ...........       85          274
   Consumer .........................      292          434
   Commercial business ..............      287          298
                                        ------       ------
     Total ..........................    2,088        2,576
                                        ------       ------
Accruing loans delinquent
   more than 90 days:
   One-to four-family (1) ...........      383          372
   Commercial real estate ...........      131          685
   Consumer .........................       51           11
                                        ------       ------
     Total ..........................      565        1,068
                                        ------       ------
Troubled debt restructured loans:
   One-to four-family (1) ...........       84           84
   Commercial real estate ...........      470          475
   Commercial business ..............        5            7
                                        ------       ------
     Total ..........................      559          566
                                        ------       ------
     Total non-performing loans .....    3,212        4,210
                                        ------       ------
Foreclosed assets:
   One-to four-family (1) ...........      154          126
   Commercial real estate ...........      142          142
   Consumer .........................       57           54
                                        ------       ------
     Total ..........................      353          322
                                        ------       ------
Total non-performing assets .........   $3,565       $4,532
                                        ======       ======
Non-performing loans as a percentage
of total loans                            0.68%        0.89%

Non-performing assets as a percentage
of total assets ......................    0.49%        0.61%

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

                                         For the three months
                                            ended March 31,
                                           2000        1999
                                          -------     -------
                                        (Dollars in thousands)

Balance at beginning of period ........   $ 5,509     $ 4,891

Charge-offs:
     One- to four-family (1) ..........        (1)        (10)
     Consumer .........................      (132)        (34)
                                          -------     -------
        Total charge-offs .............      (133)        (44)
                                          -------     -------
Recoveries:
     Commercial real estate ...........      --            25
     Consumer .........................         6          11
     Commercial business ..............         4          12
                                          -------     -------
        Total recoveries ..............        10          48
                                          -------     -------
Net (charge-offs) recoveries ..........      (123)          4
Provisions charged to operations ......       120         255
                                          -------     -------
Balance at end of period ..............    $5,506      $5,150
                                          =======     =======

Ratio of allowance for loan
losses to total loans (period end) ....      1.16%       1.21%

Ratio of allowance for loan losses
to non-performing loans (at period end)    171.42%     170.53%

Ratio of net charge-offs (recoveries)
during the period to average loans
outstanding during period (annualized)      0.11%      (0.00%)

(1) Includes home equity loans.

Liquidity and Capital Resources

The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 4% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 26.92% and 28.36% at March 31, 2000 and December 31, 1999, respectively.

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

In addition to deposit growth, the Company borrows funds from the FHLB of New York or may utilize other types of borrowed funds to supplement its cash flows. At March 31, 2000 and December 31, 1999, the Company had $87.0 million and $92.2 million, respectively, in outstanding borrowings from the FHLB and $87.7 million and $112.7 million, respectively, in securities repurchase agreements, the vast majority of which are also with the FHLB.

As of March 31, 2000 and December 31, 1999, the Company had $208.2 million and $212.1 million, respectively, of securities classified as available for sale. The liquidity of the securities available for sale portfolio provides the Company with additional potential cash flows to meet loan growth and deposit flows.

Liquidity may be adversely affected by unexpected deposit outflows, excessive interest rates paid by competitors, adverse publicity relating to the savings and loan industry, and similar matters. Management monitors projected liquidity needs and determines the level desirable, based in part on the Company's commitment to make loans and management's assessment of the Company's ability to generate funds.

The Bank is subject to federal regulations that impose certain minimum capital requirements. At March 31, 2000, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at March 31, 2000 according to regulatory definition. At March 31, 2000, the Bank's tangible and core capital levels were both $67.1 million (9.44% of total adjusted assets) and its total risk-based capital level was $71.4 million (20.48% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 4.0% for core capital, and 8.0% for total risk-based capital.

During the first three months of 2000, the Company repurchased 68,400 shares of its common stock in open-market transactions at a total cost of $922 thousand.

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

Recent Accounting Pronouncement

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management is currently evaluating what impact, if any, this Statement will have on the Company's consolidated financial statements.


Item 3.

     Quantitative And Qualitative Disclosures About Market Risk


     There have been no material changes in the Company's interest rate risk position since December 31, 1999. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.




Part II - Other Information

Item 1.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

            Financial data schedule, Exhibit #27

      (b)   Reports on Form 8-K


               During the quarter under report, a Form 8-K (item 5 and 7) was filed on February 8, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.





John M. Lisicki
President and Chief Executive Officer
(Principal Executive Officer)
Date:  May 15, 2000





James J. Alescio
Senior Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)
Date:  May 15, 2000