Form 10-Q
period 2000-06-30
AMBANC HOLDING CO INC
filed 2000-08-14
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended June 30, 2000
                                         --------------
                                       or

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


           Class                                Outstanding at August 11, 2000
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,893,648

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2000



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Interim Statements of Financial Condition at
               June 30, 2000 and December 31, 1999 ........................... 3

               Consolidated Interim Statements of Income for the six months and three months ended June 30, 2000 and 1999 ................. 4

               Consolidated Interim Statements of Cash Flows for the six
               months ended June 30, 2000 and 1999 ........................... 5

               Notes to Unaudited Interim Consolidated Financial Statements... 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....26

Part II.   OTHER INFORMATION..................................................27

Item 4.    Submission of Matters to a Vote of Security Holders ...............27

Item 5.    Other Information .................................................27

Item 6.    Exhibits and Reports on Form 8-K...................................27

SIGNATURES....................................................................28

Part I.   Financial Information
Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition  (unaudited)
(dollars in thousands, except per share amounts)          June 30,  December 31,
                                                           2000        1999
                                Assets                  ----------   ----------
Cash and due from banks ...............................  $  12,235    $  26,380
Interest-bearing deposits .............................      1,337        3,231
Federal funds sold ....................................      4,500         ---
                                                        ----------   ----------
     Cash and cash equivalents ........................     18,072       29,611
Securities available for sale, at fair value ..........    205,066      212,145
Federal Home Loan Bank of New York stock, at cost .....      8,870        8,748
Loans receivable ......................................    466,125      470,986
     Allowance for loan losses ........................     (5,574)      (5,509)
                                                        ----------   ----------
     Loans receivable, net ............................    460,551      465,477
Accrued interest receivable ...........................      4,244        4,411
Premises and equipment, net ...........................      5,426        5,593
Real estate owned and repossessed assets ..............        242          322
Goodwill ..............................................      7,124        7,390
Other assets ..........................................      6,666        6,975
                                                        ----------   ----------
     Total assets .....................................  $ 716,261    $ 740,672
                                                        ==========   ==========
                 Liabilities and Shareholders' Equity
Liabilities:
   Deposits ...........................................  $ 475,021    $ 450,134
   Federal Home Loan Bank short-term borrowings .......     30,000       71,200
   Federal Home Loan Bank long-term advances ..........     44,438       20,965
   Securities sold under agreements to repurchase .....     82,651      112,740
   Advances from borrowers for taxes and insurance ....      4,385        3,641
   Accrued interest payable ...........................      1,406        1,508
   Accrued expenses and other liabilities .............      2,039        4,891
                                                        ----------   ----------
     Total liabilities ................................    639,940      665,079
                                                        ----------   ----------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none issued at June 30, 2000 and
    December 31, 1999 .................................       --           --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,432,245 issued at June 30, 2000
    and December 31, 1999 .............................         54           54
   Additional paid-in capital .........................     63,410       63,314
   Retained earnings,substantially restricted .........     29,656       28,879
   Treasury stock, at cost (538,597 shares at June 30,
      2000 and 465,155 shares at December 31, 1999) ...     (8,457)      (7,486)
   Unallocated common stock held by ESOP ..............     (2,128)      (2,353)
   Unearned RRP shares ................................       (368)        (443)
   Accumulated other comprehensive loss ...............     (5,846)      (6,372)
                                                        ----------   ----------
     Total shareholders' equity .......................     76,321       75,593
                                                        ----------   ----------
     Total liabilities and shareholders' equity .......  $ 716,261    $ 740,672
                                                        ==========   ==========
See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)

                                                                Six months           Three months
                                                               ended June 30,        ended June 30,
                                                              2000        1999      2000        1999
                                                            --------    --------   --------    --------
Interest and dividend income:
   Loans receivable .....................................   $ 17,389    $ 15,620   $  8,692    $  7,839
   Securities available for sale ........................      7,225       7,658      3,558       3,866
   Federal funds sold and interest-bearing deposits .....         72         402         39         130
   Federal Home Loan Bank stock .........................        294         241        147         122
                                                            --------    --------   --------    --------
     Total interest and dividend income .................     24,980      23,921     12,436      11,957
                                                            --------    --------   --------    --------
Interest expense:
   Deposits .............................................      8,834       8,402      4,470       4,190
   Borrowings ...........................................      5,184       4,620      2,520       2,261
                                                            --------    --------   --------    --------
     Total interest expense .............................     14,018      13,022      6,990       6,451
                                                            --------    --------   --------    --------
     Net interest income ................................     10,962      10,899      5,446       5,506
Provision for loan losses ...............................        240         495        120         240
                                                            --------    --------   --------    --------
     Net interest income after provision for loan losses.     10,722      10,404      5,326       5,266
                                                            --------    --------   --------    --------
Non-interest income:
   Service charges on deposit accounts ..................        641         683        306         350
   Net losses on securities transactions ................        (46)         --        (46)         --
   Other ................................................        270         179        116          88
                                                            --------    --------   --------    --------
     Total non-interest income ..........................        865         862        376         438
                                                            --------    --------   --------    --------
Non-interest expenses:
   Salaries, wages and benefits .........................      4,125       3,760      2,023       1,922
   Occupancy and equipment ..............................      1,170       1,184        572         555
   Data processing ......................................        781         626        394         391
   Real estate owned and repossessed assets, net ........         47          20         44          (6)
   Professional fees ....................................        239         176        149          88
   Amortization of goodwill .............................        266         266        133         133
   Other ................................................      1,685       1,550        820         753
                                                            --------    --------   --------    --------
     Total non-interest expenses ........................      8,313       7,582      4,135       3,836
                                                            --------    --------   --------    --------
Income  before taxes ....................................      3,274       3,684      1,567       1,868
Income tax expense ......................................      1,361       1,557        638         776
                                                            --------    --------   --------    --------
     Net income .........................................   $  1,913    $  2,127   $    929    $  1,092
                                                            ========    ========   ========    ========
Basic earnings per share ................................   $   0.41    $   0.43   $   0.20    $   0.22
Diluted earnings per share ..............................   $   0.41    $   0.42   $   0.20    $   0.22

See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)                                       Six months
                                                            ended June 30,
                                                            2000       1999
                                                         --------     -------
Increase (decrease) in cash and cash equivalents:
 Cash flows from operating activities:
   Net income ........................................   $  1,913    $  2,127
   Adjustments to reconcile net income  to net
   cash provided by operating activities:
     Depreciation and amortization of premises
          and equipment ..............................        451         445
     Amortization of goodwill ........................        266         266
     Net amortization of premium on securities .......        141         551
     Net losses on securities transactions ...........         46          --
     Provision for loan losses .......................        240         495
     Provision for losses and writedowns on real
          estate owned and repossessed assets ........          3           3
     Net losses (gains) on sales of real estate owned
          and repossessed assets .....................         27          (6)
     ESOP compensation expense .......................        320         375
     RRP expense .....................................        242         210
     Decrease (increase) in accrued interest
          receivable and other assets ................        126          (3)
     (Decrease) increase in accrued interest
          payable, accrued expenses and
          and other liabilities ......................     (2,954)      1,258
                                                         --------     -------
                Net cash provided by
                      operating activities ...........        821       5,721
                                                         --------     -------

 Cash flows from investing activities:
     Proceeds from sales and redemptions of
          securities available for sale ..............      2,893      10,500
     Purchases of securities available for sale ......     (3,277)    (53,140)
     Proceeds from principal paydowns and
           maturities of securities available for sale      8,153      39,494
     Purchase of Federal Home Loan Bank of New
           York stock ................................       (122)         --
     Net decrease (increase) in loans made
           to customers ..............................      4,562      (9,023)
     Purchases of premises and equipment .............       (284)       (782)
     Proceeds from sales of real estate owned and
          repossessed assets .........................        174         254
                                                         --------     -------
               Net cash provided by (used in)
                      investing activities ...........     12,099     (12,697)
                                                         --------     -------

                                                                     (continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited) (continued)
(dollars in thousands)                                        Six months
                                                             ended June 30,
                                                            2000       1999
                                                         --------     -------
 Cash flows from financing activities:
    Net increase (decrease) in deposits ..............  $  24,887    $ (1,247)
    Net decrease in FHLB short-term borrowings .......    (41,200)       --
    Proceeds from FHLB long-term advances ............     25,000        --
    Repayments of FHLB long-term advances ............     (1,527)       (222)
    Proceeds from repurchase agreements ..............     12,651        --
    Repayments of repurchase agreements ..............    (42,740)    (14,400)
    Increase in advances from borrowers
          for taxes and insurance ....................        744       1,086
    Purchases of treasury stock ......................     (1,142)     (1,557)
    Excercises of stock options ......................         --         139
    Dividends paid ...................................     (1,132)       (799)
                                                         --------     -------
          Net cash used in financing activities ......    (24,459)    (17,000)
                                                         --------     -------

Net decrease in cash and cash equivalents ............    (11,539)    (23,976)
Cash and cash equivalents at beginning of period .....     29,611      42,815
                                                         --------     -------
Cash and cash equivalents at end of period ...........   $ 18,072    $ 18,839
                                                         ========     =======

Supplemental disclosures of cash flow information - cash paid during the period for:

Interest .............................................   $ 14,120    $ 13,157
                                                         ========     =======
Income taxes .........................................   $  1,380    $  1,167
                                                         ========     =======
Noncash investing and financing activities:
Net transfer of loans to real estate owned
     and repossessed assets ..........................   $    124    $     62
                                                         ========     =======
Increase in amounts due to brokers from
        purchases of securities available for sale ...      ---      $  1,000
                                                         ========     =======
Adjustment of securities available for sale to
        fair value, net of tax                           $    526   ($  3,735)
                                                         ========     =======

Tax benefit related to vesting of RRP shares .........   $      1    $     21
                                                         ========     =======

See accompanying notes to unaudited interim consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) In management's opinion, the financial information included herein, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2000 and 1999, in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1999 Annual Report on Form 10-K. The results of operations for the 2000 interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2000.

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

     The  calculation  of basic EPS and  diluted EPS is as follows:

                                             Net          Weighted
                                           Income          Average     Per Share
                                       (in thousands)      Shares       Amount
For the six months ended June 30, 2000  ------------     ----------    ---------
Basic EPS
Net income                                   $1,913       4,648,316        $0.41
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                15,800
Unvested RRP shares                                          15,003
                                                          ---------
Diluted EPS
Net income                                   $1,913       4,679,119        $0.41
                                             ======       =========        =====
For the six months ended June 30, 1999
Basic EPS
Net income                                   $2,127       5,001,220        $0.43
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                39,978
Unvested RRP shares                                          18,203
                                                          ---------
Diluted EPS
Net income                                   $2,127       5,059,401        $0.42
                                             ======       =========        =====

For the quarter ended June 30, 2000
Basic EPS
Net income                                   $  929       4,627,006        $0.20
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                25,950
Unvested RRP shares                                          13,306
                                                          ---------
Diluted EPS
Net income                                   $  929       4,666,262        $0.20
                                             ======       =========        =====
For the quarter ended June 30, 1999
Basic EPS
Net income                                   $1,092       4,993,494        $0.22
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                48,352
Unvested RRP shares                                          16,204
                                                          ---------
Diluted EPS
Net income                                   $1,092       5,058,050        $0.22
                                             ======       =========        =====

(4)  Comprehensive Income

     Comprehensive income represents the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. Accumulated other comprehensive income or loss, which is included in shareholders' equity, represents the net unrealized gain or loss on securities available for sale, net of tax

     Comprehensive income (loss) for the six-month periods ended June, 30, 2000 and 1999 was $2.4 million and ($1.6) million, respectively. Comprehensive income
(loss) for the three-month periods ended June 30, 2000 and 1999 was $1.4 million and ($2.1) million, respectively.


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

     Mohawk Community Bank's (the Bank's) results of operations are primarily dependent on its net interest income, which is the difference between the interest and dividend income earned on its assets, primarily loans and securities, and the interest expense on its liabilities, primarily deposits and borrowings. Net interest income may be affected significantly by general economic and competitive conditions and policies of regulatory agencies, particularly those with respect to market interest rates. The results of operations are also significantly influenced by the level of non-interest expenses, such as employee salaries and benefits, non-interest income, such as fees on deposit-related services, the provision for loan losses, and income taxes.

     The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loan to asset ratio with emphasis on originating traditional one- to four-family residential mortgage and home equity loans in its primary market area. At June 30, 2000, the Bank's loans receivable, net, to assets ratio was 64.3%, up from 62.8% at December 31, 1999. The Bank's portfolio of one- to four-family residential mortgage and home equity loans was 85.4% of total loans at June 30, 2000.

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

Financial Condition

     Comparison of Financial Condition at June 30, 2000 and December 31, 1999. Total assets decreased by $24.4 million, or 3.3%, to $716.3 million at June 30, 2000 from $740.7 million at December 31, 1999, primarily due to decreases in cash and cash equivalents and securities available for sale of $11.5 million and $7.1 million, respectively, in addition to a decrease in loans receivable, net of $4.9 million.

     Cash and cash equivalents decreased by $11.5 million, or 39.0%, to $18.1 million at June 30, 2000 from $29.6 million at December 31, 1999. This decrease was primarily due to a decrease in cash and due from banks of $14.1 million, or 53.6%, from $26.4 million at December 31, 1999 to $12.2 million at June 30, 2000, in addition to a decrease in interest-bearing deposits from $3.2 million at December 31, 1999 to $1.3 million at June 30, 2000. This was offset by an increase in federal funds sold of $4.5 million. The decrease in cash and due from banks is the result of the Company's decision to temporarily increase vault cash in preparation for potential year 2000 liquidity needs of depositors at year end. However, early in the first quarter of 2000, vault cash returned to more normal levels. Securities available for sale decreased $7.1 million, or 3.3%, to $205.1 million at June 30, 2000 from $212.1 million at December 31,
1999, resulting primarily from the maturities and calls of securities, in addition to the sale of securities. The Company sold approximately $3.0 million in investments of mortgage-related securities during the second quarter of 2000 recognizing a loss of $46 thousand. Loans receivable, net decreased $4.9 million from $465.5 million at December 31, 1999, to $460.6 million at June 30, 2000.

     Deposits increased by $24.9 million, or 5.5%, to $475.0 million at June 30, 2000 from $450.1 million at December 31, 1999 primarily due to various marketing promotions offered during the first half of the year. Securities repurchase agreements decreased $30.1 million, or 26.7%, to $82.7 million at June 30, 2000 from $112.7 million at December 31, 1999, due primarily to the maturity of repurchase agreements. Short-term borrowings from the FHLB decreased by $41.2 million, or 57.9%, to $30.0 million at June 30, 2000. These funding reductions were replaced in part with a combination of long-term advances from the FHLB and increased deposits. Long-term advances from the FHLB increased $23.5 million, or 112.0%, to $44.4 million at June 30, 2000 from $21.0 million at December 31, 1999. The shift to longer-term borrowings is part of the Company's effort to improve its interest rate risk position by more closely matching the maturities of its assets and liabilities. Accrued expenses and other liabilities decreased $2.9 million, or 58.3%, to $2.0 million at June 30, 2000, primarily due to a change in processing of teller drafts and money orders.

     Shareholders' equity increased $728 thousand, or 1.0%, from $75.6 million at December 31, 1999 to $76.3 million at June 30, 2000, primarily due to net income of $1.9 million partially offset by the payment of cash dividends of $1.1 million for the first six months of the year. Other items impacting shareholders' equity during the first half of 2000 were the after-tax impact of the change in the net unrealized losses on securities available for sale, the repurchases of treasury stock, the release of ESOP shares, the grant of RRP shares in lieu of Directors' Board fees, and the amortization of unearned RRP shares.

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

                                                                      Three months ended June 30,
                                                              2000                                   1999
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning assets                                                        (Dollars in thousands)
  Loans receivable                              $469,311      $8,692     7.45%       $429,013      $7,839     7.33%
  Securities available for sale (AFS)            216,673       3,558     6.60%        249,045       3,866     6.23%
  Federal Home Loan Bank stock                     8,838         147     6.69%          7,215         122     6.78%
  Federal funds sold &
     interest-bearing deposits                     2,472          39     6.35%         10,648         130     4.90%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total earning assets                       697,294      12,436     7.17%        695,921      11,957     6.89%
                                          --------------   ---------  --------   ------------   ---------  --------
Allowance for loan losses                         (5,536)                              (5,245)
Unrealized gain/(loss) on AFS securities         (10,508)                                (311)
Other assets                                      33,932                               35,283
                                          ---------------                         ------------
Total assets                                    $715,182                             $725,648
                                          ===============                         ============

Interest-bearing liabilities
  Savings deposits                               129,788         887     2.75%        140,076       1,015     2.91%
  NOW  deposits                                   38,356         135     1.42%         36,967         155     1.68%
  Certificates of deposit                        233,128       3,187     5.50%        225,599       2,808     4.99%
  Money market accounts                           27,286         261     3.85%         22,637         212     3.76%
  Borrowed funds                                 168,030       2,520     6.03%        165,982       2,261     5.46%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total interest-bearing liabilities         596,588       6,990     4.71%        591,261       6,451     4.38%
                                          --------------   ---------  --------   ------------   ---------  --------
Demand deposits                                   36,637                               34,963
Other liabilities                                  6,776                               14,701
                                          ---------------                         ------------
Total liabilities                                640,001                              640,925
                                          ---------------                         ------------
Stockholders' equity                              75,181                               84,723
                                          ---------------                         ------------
Total liabilities & equity                      $715,182                             $725,648
                                          ===============                         ============

    Net interest income                                       $5,446                               $5,506

    Interest rate spread                                                 2.46%                                2.51%

    Net earning assets                          $100,706                             $104,660

    Net interest margin                                                  3.14%                                3.17%

    Average earning assets/Average
     interest-bearing liabilities                116.88%                              117.70%

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

                                                  Three months ended June 30,
                                                           2000 vs. 1999
                                                -------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)
                                                ---------    --------  --------
Earning assets                                       (Dollars in thousands)
  Loans receivable ..........................    $   727      $  126     $  853
  Securities available for sale .............       (555)        247       (308)
  Federal Home Loan Bank stock ..............         27          (2)        25
  Federal funds sold and interest-bearing
     deposits ...............................       (149)         58        (91)
                                                ---------    --------  --------
      Total earning assets ..................         50         429        479
                                                ---------    --------  --------
Interest-bearing liabilities
  Savings deposits ..........................        (74)        (54)      (128)
  NOW  deposits .............................          6         (26)       (20)
  Certificates of deposit ...................         94         285        379
  Money market accounts .....................         44           5         49
  Borrowed funds ............................         27         232        259
                                                ---------    --------  --------
      Total interest-bearing liabilities ....         97         442        539
                                                ---------    --------  --------
    Net interest income .....................    $   (47)     $  (13)    $  (60)
                                                =========    ========  ========

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2000 and
1999.

     Net Income. Net income for the three months ended June 30, 2000 was $929 thousand compared to $1.1 million for the three months ended June 30, 1999. Net income for the three months ended June 30, 2000 was reduced primarily as a result of increased non-interest expenses and decreased net interest income and non-interest income, offset in part by a decrease in the provision for loan losses. These and other changes are discussed in more detail below.

     Net Interest Income. Net interest income decreased $60 thousand, or 1.1%, to $5.4 million for the three months ended June 30, 2000 from $5.5 million for the three months ended June 30, 1999. The decrease in net interest income was primarily due to an increase in the average balance of interest bearing liabilities being greater than the increase in the average balance of earning assets. During the period, the average earning assets increased $1.4 million to $697.3 million. However, the increase in the average balance of interest-bearing liabilities of $5.3 million to $596.6 million exceeded the increase in average earning assets. The increase in interest-bearing liabilities exceeded the increase in earning assets due primarily to the Company's repurchase of 448 thousand shares of stock for a total cost of $7.0 million from the period July 1, 1999 through June 30, 2000.

     Earning assets consist of loans receivable, securities available for sale, federal funds sold, interest-bearing deposits, and FHLB of New York stock. Interest-bearing liabilities consist of interest-bearing deposits, FHLB advances and securities repurchase agreements.

     The interest rate spread, which is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities, decreased to 2.46% for the three months ended June 30, 2000, from 2.51% for the three months ended June 30, 1999. The decrease in the interest rate spread is due to the increase in the average cost of interest-bearing liabilities exceeding the increase in the average yield on earning assets during the period. The Company redeployed assets from lower-yielding federal funds sold and securities available for sale to the higher-yielding loan portfolio. Primarily due to this shift in asset mix, the average yield on earning assets increased from 6.89% for the three months ended June 30, 1999 to 7.17% for the three months ended June 30, 2000. The impact of this increase was offset by increases in the average balance of the higher costing certificates of deposit and borrowed funds of $7.5 million and $2.0 million, respectively. Likewise, for the three months ended June 30, 2000 the average rate paid on certificates of deposit and borrowed funds increased 51 basis points, to 5.50%, and 57 basis points, to 6.03%, respectively. Thus, the average cost of interest-bearing liabilities increased to 4.71% for the three months ended June 30, 2000 from 4.38% for the same period of the previous year. Many of the Company's securities repurchase agreements contain call features. If these repurchase agreements are called (which is likely if interest rates continue to increase) and the Company cannot replace the funding at a similar or lower interest rate, the interest rate spread is likely to continue to decrease.

     The experience of the Company has been that net interest income declines with increases in interest rates and that net interest income increases with decreases in interest rates. Generally, during periods of increasing interest rates, the Company's interest rate sensitive liabilities would re-price faster than its interest rate sensitive assets causing a decline in the Company's interest rate spread and net interest margin. This would result from an increase in the Company's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield on earning assets would tend to reduce net interest income. This trend was evident in 1999 and the first six months of 2000 when interest rates generally began to increase during the second half of 1999 and into 2000. This increase in interest rates caused a decline in the net interest margin from 3.36% for the quarter ended September 30, 1999, to 3.19% for the quarter ended December 31, 1999 to 3.15% for the quarter ended March 31, 2000, and to 3.14% for the quarter ended June 30, 2000.

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

     Interest and Dividend Income. Interest and dividend income increased by $479 thousand, or 4.0%, to $12.4 million for the three months ended June 30, 2000 from $12.0 million for the three months June 30, 1999. The increase was largely the result of the increase and shift in the average balance of earning assets from federal fund sold and securities available for sale to loans receivable (and, to a much lesser extent, FHLB stock.) This shift consisted primarily of increases in the average balance of loans receivable of $40.3 million, or 9.4%, and FHLB stock of $1.6 million, or 22.49%, substantially offset by decreases in securities available for sale of $32.4 million, or 13.0%, and federal funds sold and interest-bearing deposits of $8.2 million, or 76.8%. In addition to the increase and shift in the average balance of earning assets was a 28 basis point increase in the average yield on total earning assets. The yield on the average balance of earning assets was 7.17% and 6.89% for the three months ended June 30, 2000 and 1999, respectively.

     Interest and fees on loans increased $853 thousand, or 10.9%, to $8.7 million for the three months ended June 30, 2000. This increase was primarily the result of an increase in the average balance of net loans receivable of $40.3 million, or 9.4%, to $469.3 million for the three months ended June 30, 2000 from $429.0 million for the three months ended June 30, 1999.

     Interest income on securities available for sale decreased $308 thousand, or 8.0%, to $3.6 million for the three months ended June 30, 2000 from $3.9 million for the previous period. This decrease is primarily the result of a decrease in the average balance of securities available for sale of $32.4 million offset in part by a 36 basis point increase in the average yield on these securities.

     Interest income on federal funds sold and interest-bearing deposits decreased $91 thousand, or 70.0%, to $39 thousand for the three months ended June 30, 2000 from $130 thousand for the previous year's quarter primarily due to a decrease in the average balance of federal funds sold and interest-bearing deposits of $8.2 million, or 76.8%, resulting from the shift from lower yielding federal funds sold and interest-bearing deposits to higher yielding loans receivable.

     Interest Expense. Total interest expense increased by $539 thousand, or 8.4%, to $7.0 million for the three months ended June 30, 2000 from $6.5 million for the three months ended June 30, 1999. Total average interest-bearing liabilities increased by $5.3 million, or 0.9%, to $596.6 million for the second quarter of 2000 compared to $591.3 million for the same period of the previous year primarily due to the funding of the increase in average earning assets and the repurchases of the Company's stock. During the same periods, the average rate paid on interest-bearing liabilities increased by 33 basis points to 4.71% from 4.38%.

     Total interest expense for the three months ended June 30, 2000 increased primarily due to an increase of 57 basis points, to 6.03%, in the average rate paid on total borrowed funds during the period. In addition, the average balance on these funds increased to $168.0 million for the three months ended June 30, 2000, from $166.0 million for the previous period. Likewise, interest expense relative to certificates of deposit and money market accounts increased as a result of increases in the average balances on these deposit accounts. Moreover, the increase in interest on certificates of deposit was primarily due to increases in the average cost of these deposit accounts from 4.99% for the three months ended June 30, 1999 to 5.50% for the three months ended June 30, 2000.

     Provision for Loan Losses. The Company's provision for loan losses is based upon management's analysis of the adequacy of the allowance for loan losses. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The provision for loan losses for the three months ended June 30, 2000 decreased $120 thousand to $120 thousand from $240 thousand for the three months ended June 30, 1999. The provision was reduced primarily due to improved asset quality, as evidenced by the decrease in the ratio of non-performing loans to total loans from 0.89% at December 31, 1999 to 0.59% at June 30, 2000, offset by an increase in net loan charge-offs.

     Non-Interest Income. Total non-interest income decreased by $62 thousand, or 14.2%, from $438 thousand for the three months ended June 30, 1999 to $376 thousand for the three months ended June 30, 2000. This decrease was primarily due to the sale of approximately $3.0 million in investments of mortgage-related securities during the quarter ended June 30, 2000, resulting in a loss of $46 thousand. In addition, service charges on deposit accounts decreased $44 thousand to $306 thousand for the second quarter of 2000 from $350 thousand for the same period of the previous year primarily due to the reduction in volume of NSF fees charged to customers. Partially, offsetting this decrease were increases relative to the increase in fees charged for cashing non-customer tax refund checks, in addition to fees associated with the purchase of bank checks and money orders. Moreover, the Bank now charges an ATM fee for non-customer transactions made at the Bank's ATM machines.

     Non-Interest Expenses. Non-interest expenses increased $299 thousand, or 7.8%, to $4.1 million for the three months ended June 30, 2000 from $3.8 million for the three months ended June 30, 1999 primarily due to increased costs associated with salaries, wages and benefits and real estate owned and repossessed assets. Also impacting non-interest expenses during the second quarter of 2000 were professional fees associated with certain tax planning strategies being implemented by the Company. These and other changes are discussed in more detail below.

     Salaries, wages and benefits expense increased by $101 thousand, or 5.3%, for the second quarter of 2000 primarily due to an increase in salaries and wages associated with the increase in staff in the commercial loan department due to the Company's decision to increase emphasis in growing commercial lending, coupled with the establishment of the Senior Management Salary Incentive Plan during the second quarter of 1999. Also contributing to this increase was the general cost of living and merit raises given to employees at the beginning of 2000. Management believes that salaries, wages and benefits expenses may fluctuate in future periods as costs related to the Company's ESOP are dependent on the Company's average stock price. The expense related to the ESOP for the second quarter of 2000 was $22 thousand lower than the comparable quarter in 1999 due to the lower stock price in 2000 relative to 1999.

     Occupancy and equipment increased $17 thousand, or 3.1%, to $572 thousand for the three months ended June 30, 2000, from $555 thousand in 1999 primarily due to an increase in depreciation of furniture, fixtures and equipment primarily resulting from computer hardware and software upgrades related to year 2000 compliance during the second quarter of 1999.

     Real estate owned and repossessed assets expense increased $50 thousand to $44 thousand for the three months ended June 30, 2000 due primarily from losses recognized on the sale of real estate owned and repossessed assets during the period.

     Professional fees increased $61 thousand, or 69.3%, to $149 thousand for the three months ended June 30, 2000, from $88 thousand for the comparable period of the previous year. The increased professional fees were primarily associated with certain tax planning strategies being implemented by the Company. Moreover, if the Company's tender offer for the purchase of Cohoes Bancorp, Inc. ("Cohoes") is unsuccessful it's expected that professional fees will increase in future periods. See Part II item 5 for further information regarding the Company's tender offer of Cohoes.

     Other non-interest expense increased $67 thousand, or 8.9%, to $820 thousand for the three months ended June 30, 2000 when compared to the previous period. This increase was primarily due to expenses associated with the promotion and advertising of time deposit and lending products offered during the quarter ended June 30, 2000.

     Income Tax Expense. Income tax expense decreased by $138 thousand, or 17.8%, to $638 thousand for the three months ended June 30, 2000 from $776 thousand for the three months ended June 30, 1999. The decrease was primarily the result of the decrease in income before taxes, as well as certain tax planning strategies being implemented by the Company.


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

                                                                        Six months ended June 30,
                                                              2000                                   1999
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning assets                                                        (Dollars in thousands)
  Loans receivable                              $470,173     $17,389     7.44%       $427,099     $15,620     7.38%
  Securities available for sale (AFS)            218,775       7,225     6.64%        246,897       7,658     6.25%
  Federal Home Loan Bank stock                     8,793         294     6.72%          7,215         241     6.74%
  Federal funds sold &
     interest-bearing deposits                     2,648          72     5.47%         17,279         402     4.69%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total earning assets                       700,389      24,980     7.17%        698,490      23,921     6.91%
                                          --------------   ---------  --------   ------------   ---------  --------
Allowance for loan losses                         (5,533)                              (5,115)
Unrealized gain/(loss) on AFS securities         (10,563)                                  20
Other assets                                      34,902                               32,924
                                          ---------------                         ------------
Total assets                                    $719,195                             $726,319
                                          ===============                         ============

Interest-bearing liabilities
  Savings deposits                               129,156       1,762     2.74%        139,457       2,007     2.90%
  NOW  deposits                                   37,159         247     1.34%         37,369         299     1.61%
  Certificates of deposit                        232,525       6,290     5.44%        226,665       5,670     5.04%
  Money market accounts                           27,952         535     3.85%         22,520         426     3.81%
  Borrowed funds                                 174,987       5,184     5.96%        169,843       4,620     5.49%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total interest-bearing liabilities         601,779      14,018     4.68%        595,854      13,022     4.41%
                                          --------------   ---------  --------   ------------   ---------  --------
Demand deposits                                   35,998                               33,096
Other liabilities                                  6,026                               12,216
                                          ---------------                         ------------
Total liabilities                                643,803                              641,166
                                          ---------------                         ------------
Stockholders' equity                              75,392                               85,153
                                          ---------------                         ------------
Total liabilities & equity                      $719,195                             $726,319
                                          ===============                         ============

    Net interest income                                      $10,962                              $10,899

    Interest rate spread                                                 2.49%                                2.50%

    Net earning assets                          $ 98,610                             $102,636

    Net interest margin                                                  3.15%                                3.15%

    Average earning assets/Average
     interest-bearing liabilities                116.39%                              117.23%

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

                                                     Six months ended June 30,
                                                           2000 vs. 1999
                                                -------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)
                                                ---------    --------  --------
Earning assets                                       (Dollars in thousands)
  Loans receivable ..........................    $ 1,632      $  137     $1,769
  Securities available for sale .............       (946)        513       (433)
  Federal Home Loan Bank stock ..............         53          --         53
  Federal funds sold and interest-bearing
     deposits ...............................       (412)         82       (330)
                                                ---------    --------  --------
      Total earning assets ..................        327         732      1,059
                                                ---------    --------  --------
Interest-bearing liabilities
  Savings deposits ..........................       (141)       (104)      (245)
  NOW  deposits .............................         (2)        (50)       (52)
  Certificates of deposit ...................        154         466        620
  Money market accounts .....................        105           4        109
  Borrowed funds ............................        147         417        564
                                                ---------    --------  --------
      Total interest-bearing liabilities ....        263         733        996
                                                ---------    --------  --------
    Net interest income .....................    $    64      $   (1)    $   63
                                                =========    ========  ========

Comparison of Operating Results for the Six Months Ended June 30, 2000 and 1999.

     Net Income. Net income decreased by $214 thousand, or 10.1%, for the six months ended June 30, 2000 to $1.9 million from $2.1 million for the six months ended June 30, 1999. Net income for the six months ended June 30, 2000 was reduced primarily as a result of increased non-interest expenses, offset in part by a decrease in the provision for loan losses and an increase in net interest income. These and other changes are discussed in more detail below.

     Net Interest Income. Net interest income increased $63 thousand, or 0.6%, to $11.0 million for the six months ended June 30, 2000 from $10.9 million for the six months ended June 30, 1999. The increase in net interest income was primarily due to an increase of $1.9 million in the average balance of earning assets partially offset by an increase in the average balance of interest-bearing liabilities of $5.9 million, or 1.0%. The interest rate spread and net interest margin for the six months ended June 30, 2000 of 2.49% and 3.15%, respectively, were consistent with the ratios for the six months ended June 30, 1999 of 2.50% and 3.15%, respectively.

     Interest and Dividend Income. Interest and dividend income increased by $1.1 million, or 4.4%, to $25.0 million for the six months ended June 30, 2000 from $23.9 million for the six months ended June 30, 1999. The increase was largely the result of increases in the average balance of loans receivable of $43.1 million, or 10.1%, and FHLB stock of $1.6 million, or 21.9%, substantially offset by decreases in securities available for sale of $28.1 million, or 11.4%, and federal funds sold and interest-bearing deposits of $14.6 million, or 84.7%. In addition to the increase and shift in the average balance of earning assets was a 26 basis point increase in the average yield on total earning assets. The yield on the average balance of earning assets was 7.17% and 6.91% for the six months ended June 30, 2000 and 1999, respectively.

     Interest and fees on loans increased $1.8 million, or 11.3%, to $17.4 million for the six months ended June 30, 2000. This increase was primarily the result of an increase in the average balance of net loans receivable of $43.1 million, or 10.1%, to $470.2 million for the six months ended June 30, 2000 from $427.1 million for the six months ended June 30, 1999.

     Interest income on securities available for sale decreased $433 thousand, or 5.7%, to $7.2 million for the six months ended June 30, 2000 from $7.7 million for the same period of the previous year. This decrease is primarily the result of a decrease in the average balance of securities available for sale of $28.1 million offset in part by a 39 basis point increase in the average yield on these securities.

     Interest income on federal funds sold and interest-bearing deposits decreased $330 thousand, or 82.1%, to $72 thousand for the six months ended June 30, 2000 from $402 thousand for the previous year primarily due to a decrease in the average balance of federal funds sold and interest-bearing deposits of $14.6 million, or 84.7%, resulting from the shift from lower yielding federal funds sold and interest-bearing deposits to higher yielding loans receivable.

     Interest Expense. Total interest expense increased by $996 thousand, or 7.6%, to $14.0 million for the six months ended June 30, 2000 from $13.0 million for the six months ended June 30, 1999. Total average interest-bearing liabilities increased by $5.9 million, or 1.0%, to $601.8 million for the first six months of 2000 compared to $595.9 million for the same period of the previous year primarily due to the funding of the increase in average earning assets and the repurchases of the Company's stock. During the same periods, the average rate paid on interest-bearing liabilities increased by 27 basis points to 4.68% from 4.41%.

     Total interest expense for the six months ended June 30, 2000 increased primarily due to an increase of 47 basis points, to 5.96%, in the average rate paid on total borrowed funds during the period. In addition, the average balance on these funds increased to $175.0 million for the six months ended June 30, 2000, from $169.8 million for the previous period. Likewise, interest expense relative to certificates of deposit and money market accounts increased as a result of increases in the average balances on these deposit accounts. Moreover, the increase in interest on certificates of deposit was primarily due to increases in the average cost of these deposit accounts from 5.04% for the six months ended June 30, 1999 to 5.44% for the six months ended June 30, 2000.

     Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2000 decreased $255 thousand to $240 thousand from $495 thousand for the six months ended June 30, 1999. The provision was reduced primarily due to improved asset quality, as evidenced by the decrease in the ratio of non-performing loans to total loans from 0.89% at December 31, 1999 to 0.59% at June 30, 2000, offset by an increase in net loan charge-offs.

     Non-Interest Income. Total non-interest income increased by $3 thousand, or 0.3%, to $865 thousand for the three months ended June 30, 2000 from $862 thousand for the three months ended June 30, 1999. As previously mentioned, during the quarter ended June 30, 2000, the Company sold approximately $3.0 million in investments of mortgage-related securities recognizing a loss of $46 thousand. Likewise, service charges on deposit accounts decreased $42 thousand from comparable periods primarily due to the reduction in volume of NSF fees charged to customers. During the first quarter of 2000, the Company increased its fees charged for cashing non-customer tax refund checks, in addition to fees associated with the purchase of bank checks and money orders. Moreover, the Bank now charges an ATM fee for non-customer transactions made at the Bank's ATM machines. Also included in other non-interest income during the first quarter of 2000 was the recognition of income for an experience refund from an insurance carrier on consumer loans in the amount of $11 thousand.

     Non-Interest Expenses. Non-interest expenses increased $731 thousand, or 9.6%, to $8.3 million for the three months ended June 30, 2000 from $7.6 million for the three months ended June 30, 1999 primarily due to increased costs associated with salaries, wages and benefits and data processing. Also impacting non-interest expenses during the first quarter of 1999 were the acceleration of depreciation and amortization of equipment and leasehold improvements due to the closing of a branch. These and other changes are discussed in more detail below.

     Salaries, wages and benefits expense increased by $365 thousand, or 9.7%, for the first six months of 2000 primarily due to an increase in salaries and wages associated with the increase in staff in the commercial loan department due to the Company's decision to increase emphasis in growing commercial lending, coupled with the establishment of the Senior Management Salary Incentive Plan during the second quarter of 1999. Also contributing to this increase was the general cost of living and merit raises given to employees at the beginning of 2000. In addition, during the first quarter of 1999, salaries, wages and benefits expense was reduced due to the reversal of an accrual associated with severance offered to an employee terminated at the time of the merger which was not accepted. Management believes that salaries, wages and benefits expenses may fluctuate in future periods as costs related to the Company's ESOP are dependent on the Company's average stock price. The expense related to the ESOP for the first six months of 2000 was $56 thousand lower than the comparable period in 1999 due to the lower stock price in 2000 relative to 1999.

     Occupancy and equipment decreased $14 thousand, or 1.2%, to $1.2 million for the six months ended June 30, 2000 when compared to the previous period primarily due to the acceleration of depreciation and amortization of equipment and leasehold improvements, during the first quarter of 1999, on a branch being closed as a result of the acquisition of AFSALA Bancorp, Inc. Offsetting these decreases was an increase in depreciation of furniture, fixtures and equipment primarily resulting from computer hardware and software upgrades related to year 2000 compliance subsequent to the first quarter of 1999.

     Data processing increased $155 thousand, or 24.8%, from $626 thousand in 1999 to $781 thousand for the six months ended June 30, 2000. During the first quarter of 1999, at the time of the initial conversion of the core application data system, the Bank received credits from the new data center totaling approximately $92 thousand to be applied against data processing fees in the first quarter of 1999. No such credits were received in the 2000 period.

     Other non-interest expenses increased $135 thousand, or 8.7%, to $1.7 million for the six months ended June 30, 2000 when compared to the previous period. This increase was primarily due to expenses associated with the promotion and advertising of time deposit and lending products offered during the first half of 2000.

     Income Tax Expense. Income tax expense decreased by $196 thousand, or 12.6%, to $1.4 million for the six months ended June 30, 2000 from $1.6 million for the six months ended June 30, 1999. The decrease was primarily the result of the decrease in income before taxes.

ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

                                        June 30,  Dec.31,
                                         2000      1999
                                        ------    ------
                                         (In thousands)
Non-accruing loans:
   One-to four-family (1)............   $1,308    $1,570
   Commercial real estate ...........       84       274
   Consumer .........................      261       434
   Commercial business ..............      389       298
                                        ------    ------
     Total ..........................    2,042     2,576
                                        ------    ------
Accruing loans delinquent
   more than 90 days:
   One-to four-family (1)............      164       372
   Commercial real estate ...........       --       685
   Consumer .........................        9        11
                                        ------    ------
     Total ..........................      173     1,068
                                        ------    ------
Troubled debt restructured loans:
   One-to four-family (1)............       83        84
   Commercial real estate ...........      466       475
   Commercial business ..............        4         7
                                        ------    ------
     Total ..........................      553       566
                                        ------    ------
Total non-performing loans ..........    2,768     4,210
                                        ------    ------
Foreclosed assets:
   One-to four-family (1)............      109       126
   Commercial real estate ...........      112       142
   Consumer .........................       21        54
                                        ------    ------
     Total ..........................      242       322
                                        ------    ------
Total non-performing assets .........   $3,010    $4,532
                                        ======    ======
Non-performing loans as a percentage
of total loans ......................     0.59%     0.89%

Non-performing assets as a percentage
of total assets .....................     0.42%     0.61%

(1)  Includes home equity loans.

Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and changes in the nature and volume of its loan activity, including those loans that are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. The following table sets forth an analysis of the Company's allowance for loan losses.
                                           For the six months
                                             ended June 30,
                                           2000         1999
                                          -------     -------
                                             (In thousands)

Balance at beginning of period ........   $ 5,509     $ 4,891

Charge-offs:
     One- to four-family (1)...........        (1)        (55)
     Consumer .........................      (186)        (51)
     Commercial business ..............        (6)        (49)
                                          -------     -------
        Total charge-offs .............      (193)       (155)

Recoveries:
     One- to four-family (1)...........         1        --
     Commercial real estate ...........      --            35
     Consumer .........................        11          71
     Commercial business ..............         6          15
                                          -------     -------
        Total recoveries ..............        18         121

Net charge-offs .......................      (175)        (34)
Provisions charged to operations ......       240         495
                                          -------     -------
Balance at end of period ..............     5,574       5,352
                                          =======     =======

Ratio of allowance for loan
losses to total loans (period end) ....      1.20%       1.23%

Ratio of allowance for loan losses
to non-performing loans (at period end)    201.37%     167.98%

Ratio of net charge-offs during the
period to average loans outstanding
during period (annualized) ............      0.07%       0.02%

(1) Includes home equity loans.

Liquidity and Capital Resources

     The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 4% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 31.86% and 28.36% at June 30, 2000 and December 31, 1999, respectively.

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

     In addition to deposit growth, the Company borrows funds from the FHLB of New York or may utilize other types of borrowed funds to supplement its cash flows. At June 30, 2000 and December 31, 1999, the Company had $74.4 million and $92.2 million, respectively, in outstanding borrowings from the FHLB and $82.6 million and $112.7 million, respectively, in securities repurchase agreements, the vast majority of which are also with the FHLB.

     As of June 30, 2000 and December 31, 1999, the Company had $205.1 million and $212.1 million, respectively, of securities classified as available for sale. The liquidity of the securities available for sale portfolio provides the Company with additional potential cash flows to meet loan growth and deposit flows.

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

     The Bank is subject to federal regulations that impose certain minimum capital requirements. At June 30, 2000, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at June 30, 2000 according to regulatory definition. At June 30, 2000, the Bank's tangible and core capital levels were both $66.4 million (9.30% of total adjusted assets) and its total risk-based capital level was $70.4 million (21.99% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 4.0% for core capital, and 8.0% for total risk-based capital.

     During the first six months of 2000, the Company repurchased 84,224 shares of its common stock in open-market transactions at a total cost of $1.1 million.

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

     Ambanc Holding Co., Inc.'s Annual Meeting of Shareholders was convened on May 26, 2000.

     Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     With respect to management's nominees, voting was as follows: John J., Daly, For - 4,424,325, Withheld - 239,738, Marvin R. LeRoy, Jr., For - 4,423,830, Withheld - 240,233 Lawrence B. Seidman, For - 4,406,788, Withheld - 257,275, Ronald S. Tecler, For - 4,424,307, Withheld - 239,756.

     Proxies were also solicited at the annual meeting for the ratification of the appointment of KPMG LLP as independent auditors of the Company. The proposal was adopted, with 4,647,789 shares voting For, 10,330 shares voting Against, and 5,944 shares Abstaining.


Item 5.   Other Information

     On July 27, 2000, the Company announced its intention to solicit proxies against the proposed merger of Cohoes Bancorp, Inc. ("Cohoes") with Hudson River Bancorp., Inc. (the "Merger"). On July 31, 2000, the Company filed preliminary proxy materials with the Securities and Exchange Commission ("SEC"). The Company intends to mail its proxy materials as soon as possible following completion of SEC review of the materials. In addition, on August 9, 2000, the Company commenced a tender offer for all of the outstanding shares of Cohoes for $16.50 per share and filed its tender offer materials with the SEC on that date. Investors are urged to carefully read the proxy materials, as well as the tender offer materials, filed with the SEC, because they contain important information. Investors may obtain a free copy of the preliminary proxy materials, and the tender offer materials, at the SEC's website at www.sec.gov. These documents may also be obtained for free from the Company by directing a written request to Ambanc Holding Co., Inc., 11 Division Street, Amsterdam, New York 12010,
Attention: Secretary. The Company and its directors and executive officers may be deemed to be "participants" in the Company's solicitation of proxies from Cohoes shareholders to be voted against the proposed Merger. Information about the participants, including their holdings of Cohoes stock, may be obtained through the SEC's website in a Rule 14a-12 statement filed by the Company with the SEC.


Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

            Financial data schedule, Exhibit #27

      (b)   Reports on Form 8-K

               During the quarter under report, a Form 8-K (item 5 & 7) was filed on June 30, 2000.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.



/s/ John M. Lisicki

John M. Lisicki
President and Chief Executive Officer
(Principal Executive Officer)
Date:  August 11, 2000



/s/ James J. Alescio

James J. Alescio
Senior Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)
Date:  August 11, 2000