Form 10-Q
period 2000-09-30
AMBANC HOLDING CO INC
filed 2000-11-14
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended September 30, 2000
                                         ------------------
                                       or

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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at November 14, 2000
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,673,648

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2000



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Interim Statements of Financial Condition at
               September 30, 2000 and December 31, 1999 ...................... 3

               Consolidated Interim Statements of Income for the nine months and three months ended September 30, 2000 and 1999 ............ 4

               Consolidated Interim Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 ...................... 5

               Notes to Unaudited Interim Consolidated Financial Statements... 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................9

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....28

Part II.   OTHER INFORMATION..................................................28

Item 1.        Legal Proceedings .............................................28

Item 2.        Changes in Securities .........................................28

Item 3.        Defaults Upon Senior Securities ...............................28

Item 4.        Submission of Matters to a Vote of Security Holders ...........28

Item 5.        Other Information .............................................28

Item 6.    Exhibits and Reports on Form 8-K...................................28

SIGNATURES....................................................................29

Part I.   Financial Information
Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition  (unaudited)
(dollars in thousands, except per share amounts)          Sept 30,  December 31,
                                                           2000        1999
                                Assets                  ----------   ----------
Cash and due from banks ................................$  14,110    $  26,380
Interest-bearing deposits ..............................    1,281        3,231
                                                        ---------    ---------
     Cash and cash equivalents .........................   15,391       29,611

Securities available for sale, at fair value ...........  203,442      212,145
Federal Home Loan Bank of New York stock, at cost ......    8,870        8,748
Loans receivable .......................................  467,155      470,986
     Allowance for loan losses .........................   (5,689)      (5,509)
                                                        ---------    ---------
     Loans receivable, net .............................  461,466      465,477
Accrued interest receivable ............................    4,604        4,411
Premises and equipment, net ............................    5,368        5,593
Real estate owned and repossessed assets ...............      254          322
Goodwill ...............................................    6,991        7,390
Other assets ...........................................    5,203        6,975
                                                        ---------    ---------
     Total assets ......................................$ 711,589    $ 740,672
                                                        =========    =========
                 Liabilities and Shareholders' Equity
Liabilities:
   Deposits ............................................$ 476,639    $ 450,134
   Federal Home Loan Bank short-term borrowings ........   18,600       71,200
   Federal Home Loan Bank long-term borrowings .........   57,981       20,965
   Securities sold under agreements to repurchase ......   72,500      112,740
   Advances from borrowers for taxes and insurance .....    1,489        3,641
   Accrued interest payable ............................    1,007        1,508
   Accrued expenses and other liabilities ..............    4,063        4,891
                                                        ---------    ---------
     Total liabilities .................................  632,279      665,079
                                                        ---------    ---------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none issued at September 30, 2000 and
    December 31, 1999 ..................................     --           --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,432,245 issued at September 30, 2000
    and December 31, 1999 ..............................       54           54
   Additional paid-in capital ..........................   63,468       63,314
   Retained earnings,substantially restricted ..........   29,923       28,879
   Treasury stock, at cost (538,597  shares at September
      30, 2000 and 465,155 shares at December 31, 1999).   (8,457)      (7,486)
   Unallocated common stock held by ESOP ...............   (2,018)      (2,353)
   Unearned RRP shares .................................     (247)        (443)
   Accumulated other comprehensive loss ................   (3,413)      (6,372)
                                                        ---------    ---------
     Total shareholders' equity ........................   79,310       75,593
                                                        ---------    ---------
     Total liabilities and shareholders' equity ........$ 711,589    $ 740,672
                                                        =========    =========
See accompanying notes to unaudited interim consolidated financial statements AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)

                                                                Nine months          Three months
                                                               ended Sept 30,        ended Sept 30,
                                                              2000        1999      2000        1999
                                                            --------    --------   --------    --------
Interest and dividend income:
   Loans receivable .....................................   $ 26,070    $ 23,970   $  8,681    $  8,350
   Securities available for sale ........................     10,718      11,488      3,493       3,830
   Federal funds sold and interest-bearing deposits .....        117         429         45          27
   Federal Home Loan Bank stock .........................        448         368        154         127
                                                            --------    --------   --------    --------
     Total interest and dividend income .................     37,353      36,255     12,373      12,334
                                                            --------    --------   --------    --------
Interest expense:
   Deposits .............................................     13,762      12,587      4,928       4,185
   Borrowings ...........................................      7,426       6,877      2,242       2,257
                                                            --------    --------   --------    --------
     Total interest expense .............................     21,188      19,464      7,170       6,442
                                                            --------    --------   --------    --------
     Net interest income ................................     16,165      16,791      5,203       5,892
Provision for loan losses ...............................        360         670        120         175
                                                            --------    --------   --------    --------
     Net interest income after provision
       for loan losses ..................................     15,805      16,121      5,083       5,717
                                                            --------    --------   --------    --------
Non-interest income:
   Service charges on deposit accounts ..................        987       1,030        346         347
   Net losses on securities transactions ................       (102)         --        (56)         --
   Other ................................................        381         349        111         170
                                                            --------    --------   --------    --------
     Total non-interest income ..........................      1,266       1,379        401         517
                                                            --------    --------   --------    --------
Non-interest expenses:
   Salaries, wages and benefits .........................      6,085       5,835      1,960       2,075
   Occupancy and equipment ..............................      1,740       1,733        570         549
   Data processing ......................................      1,189         985        408         359
   Real estate owned and repossessed assets expenses, net         62          46         15          26
   Professional fees ....................................        379         289        140         113
   Amortization of goodwill .............................        399         399        133         133
   Other ................................................      2,455       2,329        770         779
                                                            --------    --------   --------    --------
     Total non-interest expenses ........................     12,309      11,616      3,996       4,034
                                                            --------    --------   --------    --------
Income  before taxes ....................................      4,762       5,884      1,488       2,200
Income tax expense ......................................      1,945       2,500        584         943
                                                            --------    --------   --------    --------
     Net income .........................................   $  2,817    $  3,384   $    904    $  1,257
                                                            ========    ========   ========    ========
Basic earnings per share ................................   $   0.61    $   0.68   $   0.19    $   0.26
Diluted earnings per share ..............................   $   0.60    $   0.68   $   0.19    $   0.26

See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)                                        Nine months
                                                          ended September 30,
                                                            2000       1999
                                                         --------     -------
Increase (decrease) in cash and cash equivalents:
 Cash flows from operating activities:
   Net income ........................................   $  2,817    $  3,384
   Adjustments to reconcile net income  to net
   cash provided by operating activities:
     Depreciation and amortization of premises
          and equipment ..............................        676         677
     Amortization of goodwill ........................        399         399
     Net amortization of premium on securities .......        212         688
     Net losses on securities transactions ...........        102          --
     Provision for loan losses .......................        360         670
     Provision for losses and writedowns on real
          estate owned and repossessed assets ........         14           6
     Net losses on sales of real estate owned
          and repossessed assets .....................         26           7
     ESOP compensation expense .......................        488         561
     RRP expense .....................................        363         321
     (Increase) decrease in accrued interest
          receivable and other assets ................       (393)        281
     (Decrease) increase in accrued interest
          payable, accrued expenses and
          and other liabilities ......................     (1,329)      2,176
                                                         --------     -------
                Net cash provided by
                      operating activities ...........      3,735       9,170
                                                         --------     -------

 Cash flows from investing activities:
     Proceeds from sales and redemptions of
          securities available for sale ..............      5,446      12,000
     Purchases of securities available for sale ......     (4,227)    (60,140)
     Proceeds from principal paydowns and
           maturities of securities available for sale     12,102      54,085
     Purchase of Federal Home Loan Bank of New
           York stock ................................       (122)       (324)
     Net decrease (increase) in loans made
           to customers ..............................     13,489     (35,700)
     Purchase of loans ...............................    (10,000)        ---
     Purchases of premises and equipment .............       (451)     (1,446)
     Proceeds from sales of real estate owned and
          repossessed assets .........................        190         322
                                                         --------     -------
               Net cash provided by (used in)
                      investing activities ...........     16,427     (31,203)
                                                         --------     -------

                                                                     (continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited) (continued)
(dollars in thousands)                                        Nine months
                                                          ended September 30,
                                                            2000       1999
                                                         --------     -------
 Cash flows from financing activities:
    Net increase (decrease) in deposits ..............  $  26,505    $ (8,466)
    Net (decrease) increase in FHLB short-term
        borrowings ...................................    (52,600)     28,500
    Proceeds from FHLB long-term advances ............     40,000        --
    Repayments of FHLB long-term advances ............     (2,984)       (333)
    Proceeds from repurchase agreements ..............     22,651       2,810
    Repayments of repurchase agreements ..............    (62,891)    (22,400)
    (Decrease) increase in advances from borrowers
          for taxes and insurance ....................     (2,152)      2,187
    Purchases of treasury stock ......................     (1,142)     (7,438)
    Excercises of stock options ......................         --         139
    Dividends paid ...................................     (1,769)     (1,262)
                                                         --------     -------
          Net cash used in financing activities ......    (34,382)     (6,263)
                                                         --------     -------

Net decrease in cash and cash equivalents ............    (14,220)    (28,296)
Cash and cash equivalents at beginning of period .....     29,611      42,815
                                                         --------     -------
Cash and cash equivalents at end of period ...........   $ 15,391    $ 14,519
                                                         ========     =======

Supplemental disclosures of cash flow information - cash paid during the period for:

Interest .............................................   $ 21,689    $ 19,678
                                                         ========     =======
Income taxes .........................................   $  1,715    $  1,952
                                                         ========     =======
Noncash investing and financing activities:
Net transfer of loans to real estate owned
     and repossessed assets ..........................   $    162    $    271
                                                         ========     =======
Adjustment of securities available for sale to
        fair value, net of tax                           $  2,959   ($  4,557)
                                                         ========     =======

Tax benefit related to vesting of RRP shares .........   $      1    $     21
                                                         ========     =======

See accompanying notes to unaudited interim consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) In management's opinion, the financial information included herein, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2000 and 1999, in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 1999 Annual Report on Form 10-K. The results of operations for the 2000 interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2000.

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

     The  calculation  of basic EPS and  diluted EPS is as follows:

                                             Net          Weighted
                                           Income          Average     Per Share
                                       (in thousands)      Shares       Amount
For the nine months ended Sept. 30, 2000------------     ----------    ---------
Basic EPS
Net income                                   $2,817       4,650,055        $0.61
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                21,625
Unvested RRP shares                                          12,033
                                                          ---------
Diluted EPS
Net income                                   $2,817       4,683,712        $0.60
                                             ======       =========        =====
For the nine months ended Sept. 30, 1999
Basic EPS
Net income                                   $3,384       4,946,378        $0.68
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                42,431
Unvested RRP shares                                          14,961
                                                          ---------
Diluted EPS
Net income                                   $3,384       5,003,770        $0.68
                                             ======       =========        =====

For the quarter ended Sept. 30, 2000
Basic EPS
Net income                                   $  904       4,653,495        $0.19
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                33,273
Unvested RRP shares                                           6,093
                                                          ---------
Diluted EPS
Net income                                   $  904       4,692,862        $0.19
                                             ======       =========        =====
For the quarter ended Sept. 30, 1999
Basic EPS
Net income                                   $1,257       4,838,482        $0.26
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                47,339
Unvested RRP shares                                           8,476
                                                          ---------
Diluted EPS
Net income                                   $1,257       4,894,297        $0.26
                                             ======       =========        =====

(4)  Comprehensive Income (Loss)

     Comprehensive income (loss) represents the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. Accumulated other comprehensive income or loss, which is included in shareholders' equity, represents the net unrealized gain or loss on securities available for sale, net of tax

     Comprehensive income (loss) for the nine-month periods ended September, 30, 2000 and 1999 was $5.8 million and ($1.2) million, respectively. Comprehensive income for the three-month periods ended September 30, 2000 and 1999 was $3.3 million and $435 thousand, respectively.

(5)  Recent Accounting Pronouncements

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on management's evaluation of Statement No. 133, the adoption of this statement will not have a material impact on the Company's consolidated financial statements, as the Company currently does not have any derivative instruments, nor have any derivative instruments embedded in other contracts been identified.

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

     The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loan to asset ratio with emphasis on originating traditional one- to four-family residential mortgage and home equity loans in its primary market area. Recently the Company has also been focusing on developing its commercial loan department. At September 30, 2000, the Bank's loans receivable, net, to assets ratio was 64.9%, up from 62.8% at December 31, 1999. The Bank's portfolio of one- to four-family residential mortgage and home equity loans was 83.4% of total loans at September 30, 2000.

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

Financial Condition

     Comparison of Financial Condition at September 30, 2000 and December 31, 1999. Total assets decreased by $29.1 million, or 3.9%, to $711.6 million at September 30, 2000 from $740.7 million at December 31, 1999, primarily due to decreases in cash and cash equivalents and securities available for sale of $14.2 million and $8.7 million, respectively, in addition to a decrease in loans receivable, net of $4.0 million.

     Cash and cash equivalents decreased by $14.2 million, or 48.0%, to $15.4 million at September 30, 2000 from $29.6 million at December 31, 1999. This decrease was primarily due to a decrease in cash and due from banks of $12.3 million, or 46.5%, from $26.4 million at December 31, 1999 to $14.1 million at September 30, 2000, in addition to a decrease in interest-bearing deposits from $3.2 million at December 31, 1999 to $1.3 million at September 30, 2000. The decrease in cash and due from banks is the result of the Company's decision to temporarily increase vault cash in preparation for potential year 2000 liquidity needs of depositors at year end 1999. However, early in the first quarter of 2000, vault cash returned to more normal levels. Securities available for sale decreased $8.7 million, or 4.1%, to $203.4 million at September 30, 2000 from $212.1 million at December 31, 1999, resulting primarily from the maturities, paydowns and calls of securities, in addition to the sale of securities. During the nine months ended September 30, 2000, the Company sold approximately $4.5 million in securities recognizing a pre-tax loss of $102 thousand. Loans receivable, net decreased $4.0 million from $465.5 million at December 31, 1999, to $461.5 million at September 30, 2000. During the third quarter, the Company entered into a $10 million commercial loan participation with an unrelated financial institution in its market area. In addition, other assets decreased $1.8 million, or 25.4%, to $5.2 million at September 30, 2000 due primarily to the deferred tax consequences related to the adjustment of securities available for sale to fair value.

     Deposits increased by $26.5 million, or 5.9%, to $476.6 million at September 30, 2000 from $450.1 million at December 31, 1999 primarily due to various marketing promotions offered during the first half of the year. Securities repurchase agreements decreased $40.2 million, or 35.7%, to $72.5 million at September 30, 2000 from $112.7 million at December 31, 1999, due primarily to the maturity of repurchase agreements. Short-term borrowings from the FHLB decreased by $52.6 million, or 73.9%, to $18.6 million at September 30, 2000. These funding reductions were replaced in part with a combination of long-term advances from the FHLB and increased deposits. Long-term advances from the FHLB increased $37.0 million, or 176.6%, to $58.0 million at September 30, 2000 from $21.0 million at December 31, 1999. The shift to longer-term borrowings is part of the Company's effort to improve its interest rate risk position by more closely matching the maturities of its assets and liabilities.

     Shareholders' equity increased $3.7 million, or 4.9%, from $75.6 million at December 31, 1999 to $79.3 million at September 30, 2000, primarily due to net income of $2.8 million and the decrease in net unrealized losses on securities available for sale, net of tax, of $3.0 million partially offset by the payment of cash dividends of $1.8 million for the first nine months of the year. Other items impacting shareholders' equity were the repurchases of treasury stock, the release of ESOP shares, the grant of RRP shares in lieu of Directors' Board fees, and the amortization of unearned RRP shares.


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

                                                                  Three months ended September 30,
                                                              2000                                   1999
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning assets                                                        (Dollars in thousands)
  Loans receivable                              $461,575      $8,681     7.48%       $449,850      $8,350     7.36%
  Securities available for sale (AFS)            213,319       3,493     6.51%        236,345       3,830     6.43%
  Federal Home Loan Bank stock                     8,870         154     6.91%          7,232         127     6.97%
  Federal funds sold &
     interest-bearing deposits                     2,709          45     6.61%          2,062          27     5.19%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total earning assets                       686,473      12,373     7.17%        695,489      12,334     7.04%
                                          --------------   ---------  --------   ------------   ---------  --------
Allowance for loan losses                         (5,587)                              (5,437)
Unrealized gain/(loss) on AFS securities          (9,698)                              (5,623)
Other assets                                      33,830                               33,052
                                          ---------------                         ------------
Total assets                                    $705,018                             $717,481
                                          ===============                         ============

Interest-bearing liabilities
  Savings deposits                               126,598         873     2.74%        138,366       1,023     2.93%
  NOW  deposits                                   41,443         194     1.86%         36,182         142     1.56%
  Certificates of deposit                        249,613       3,627     5.78%        222,597       2,773     4.94%
  Money market accounts                           24,228         234     3.84%         25,405         247     3.86%
  Borrowed funds                                 141,162       2,242     6.32%        165,604       2,257     5.41%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total interest-bearing liabilities         583,044       7,170     4.89%        588,154       6,442     4.34%
                                          --------------   ---------  --------   ------------   ---------  --------
Demand deposits                                   37,887                               37,382
Other liabilities                                  7,634                               11,990
                                          ---------------                         ------------
Total liabilities                                628,565                              637,526
                                          ---------------                         ------------
Stockholders' equity                              76,453                               79,955
                                          ---------------                         ------------
Total liabilities & equity                      $705,018                             $717,481
                                          ===============                         ============

    Net interest income                                       $5,203                               $5,892

    Interest rate spread                                                 2.28%                                2.70%

    Net earning assets                          $103,429                             $107,335

    Net interest margin                                                  3.02%                                3.36%

    Average earning assets/Average
     interest-bearing liabilities                117.74%                              118.25%

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

                                                Three months ended September 30,
                                                           2000 vs. 1999
                                                -------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)

                                                ---------    --------  --------
Earning assets                                            (In thousands)
  Loans receivable ..........................    $   205      $  126     $  331
  Securities available for sale .............       (378)         41       (337)
  Federal Home Loan Bank stock ..............         28          (1)        27
  Federal funds sold and interest-bearing
     deposits ...............................         10           8         18
                                                ---------    --------  --------
      Total earning assets ..................       (135)        174         39
                                                ---------    --------  --------
Interest-bearing liabilities
  Savings deposits ..........................        (85)        (65)      (150)
  NOW  deposits .............................         22          30         52
  Certificates of deposit ...................        356         498        854
  Money market accounts .....................        (12)         (1)       (13)
  Borrowed funds ............................       (361)        346        (15)
                                                ---------    --------  --------
      Total interest-bearing liabilities ....        (80)        808        728
                                                ---------    --------  --------
    Net interest income .....................    $   (55)     $ (634)    $ (689)
                                                =========    ========  ========

Comparison of Operating Results for the Three Months Ended September 30, 2000 and 1999.


Net Income. Net income for the three months ended September 30, 2000 was $904 thousand compared to $1.3 million for the three months ended September 30, 1999. Net income for the three months ended September 30, 2000 was reduced primarily as a result of decreased net interest income and non-interest income offset in part by decreases in non-interest expenses, the provision for loan losses, and income tax expense. These and other changes are discussed in more detail below.

Net Interest Income. Net interest income decreased $689 thousand, or 11.7%, to $5.2 million for the three months ended September 30, 2000 from $5.9 million for the three months ended September 30, 1999. The decrease in net interest income was primarily due to a decrease in the interest rate spread from 2.70% for the three months ended September 30, 1999 to 2.28% for the three months ended September 30, 2000, as well as a decrease in the net interest margin from 3.36% to 3.02%.

     Earning assets consist of loans receivable, securities available for sale, federal funds sold, interest-bearing deposits, and FHLB of New York stock. Interest-bearing liabilities consist of interest-bearing deposits, FHLB advances and securities repurchase agreements.

     The interest rate spread, which is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities, decreased to 2.28% for the three months ended September 30, 2000, from 2.70% for the three months ended September 30, 1999. The decrease in the interest rate spread is due to the increase in the average cost of interest-bearing liabilities exceeding the increase in the average yield on earning assets during the period. The Company redeployed assets from lower-yielding securities available for sale to the higher-yielding loan portfolio. Primarily due to this shift in asset mix, the average yield on earning assets increased from 7.04% for the three months ended September 30, 1999 to 7.17% for the three months ended September 30, 2000. The impact of this increase was offset primarily by increases in the average balance of the higher costing certificates of deposit and NOW deposits of $27.0 million and $5.3 million, respectively. Likewise, for the three months ended September 30, 2000 the average rate paid on certificates of deposit and NOW deposits increased 84 basis points, to 5.78%, and 30 basis points, to 1.86%, respectively. Thus, the average cost of interest-bearing liabilities increased to 4.89% for the three months ended September 30, 2000 from 4.34% for the same period of the previous year.

     The experience of the Company has been that net interest income declines with increases in interest rates and that net interest income increases with decreases in interest rates. Generally, during periods of increasing interest rates, the Company's interest rate sensitive liabilities re-price faster than its interest rate sensitive assets causing a decline in the Company's interest rate spread and net interest margin. This would result from an increase in the Company's cost of funds that would not be immediately offset by an increase in its yield on earning assets. An increase in the cost of funds without an equivalent increase in the yield on earning assets would tend to reduce net interest income. This trend was evident in 1999 and the first nine months of 2000 when interest rates generally began to increase during the second half of 1999 and into 2000. This increase in interest rates caused a decline in the net interest margin from 3.36% for the quarter ended September 30, 1999, to 3.19% for the quarter ended December 31, 1999 to 3.15% for the quarter ended March 31, 2000, to 3.14% for the quarter ended June 30, 2000, and to 3.02% for the quarter ended September 30, 2000.

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

Interest and Dividend Income. Interest and dividend income increased by $39 thousand, or 0.3%, to $12.4 million for the three months ended September 30, 2000 from $12.3 million for the three months September 30, 1999. The increase was largely the result of the shift in the average balance of earning assets from securities available for sale to loans receivable (and, to a much lesser extent, FHLB stock), offset in part by a decrease in the average balance of total earning assets. The average balance of loans receivable increased $11.7 million, or 2.6%, and the average balance of FHLB stock increased $1.6 million, or 22.6%. These increases were more than offset by a decrease in the average balance of securities available for sale of $23.0 million, or 9.7%. In addition to the decrease and shift in the average balance of earning assets was a 13 basis point increase in the average yield on total earning assets. The yield on the average balance of earning assets was 7.17% and 7.04% for the three months ended September 30, 2000 and 1999, respectively.

     Interest and fees on loans increased $331 thousand, or 4.0%, to $8.7 million for the three months ended September 30, 2000. This increase was primarily the result of an increase in the average balance of net loans receivable of $11.7 million, or 2.6%, to $461.6 million for the three months ended September 30, 2000 from $449.9 million for the three months ended September 30, 1999.

     Interest income on securities available for sale decreased $339 thousand, or 8.8%, to $3.5 million for the three months ended September 30, 2000 from $3.8 million for the previous period. This decrease is primarily the result of a decrease in the average balance of securities available for sale of $23.0 million offset in part by an 8 basis point increase in the average yield on these securities.

     Interest income on federal funds sold and interest-bearing deposits increased $18 thousand, or 66.7%, to $45 thousand for the three months ended September 30, 2000 from $27 thousand for the previous year's quarter primarily due to a increase in the average balance of federal funds sold and interest-bearing deposits of $647 thousand, or 31.4%, coupled with a 142 basis point increase in its average yield.

Interest Expense. Total interest expense increased by $728 thousand, or 11.3%, to $7.2 million for the three months ended September 30, 2000 from $6.4 million for the three months ended September 30, 1999. Total average interest-bearing liabilities decreased by $5.1 million, or 0.9%, to $583.0 million for the third quarter of 2000 compared to $588.2 million for the same period of the previous year primarily due to the pay down of borrowed funds, partially offset by an increase in average deposits. The average balance of borrowed funds decreased $24.4 million, or 14.8%, from $165.6 million for the three months ended September 30, 1999 to $141.2 million for the three months ended September 30, 2000. During the same periods, the average rate paid on interest-bearing liabilities increased by 55 basis points to 4.89% from 4.34%.

     Total interest expense for the three months ended September 30, 2000 increased primarily due to an increase of 84 basis points, to 5.78%, in the average rate paid on certificates of deposit during the period. In addition, the average balance on these deposit accounts increased to $249.6 million for the three months ended September 30, 2000, from $222.6 million for the previous period. Likewise, interest expense relative to NOW accounts increased as a result of increases in the average balances on these deposit accounts in addition to increases in the average cost of these deposit accounts from 1.56% for the three months ended September 30, 1999 to 1.86% for the three months ended September 30, 2000.

Provision for Loan Losses. The Company's provision for loan losses is based upon management's analysis of the adequacy of the allowance for loan losses. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk for specifically reserved loans, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The provision for loan losses for the three months ended September 30, 2000 decreased $55 thousand to $120 thousand from $175 thousand for the three months ended September 30, 1999. The provision was reduced primarily due to improved asset quality, as evidenced by the decrease in the ratio of non-performing loans to total loans from 0.89% at December 31, 1999 to 0.67% at September 30, 2000, partially offset by an increase in net loan charge-offs.

Non-Interest Income. Total non-interest income decreased by $116 thousand, or 22.4%, from $517 thousand for the three months ended September 30, 1999 to $401 thousand for the three months ended September 30, 2000. Contributing to this decrease was the sale of approximately $1.5 million of securities during the quarter ended September 30, 2000, resulting in a pre-tax loss of $56 thousand. Moreover, included in other non-interest income for the third quarter of 1999 was approximately $70 thousand representing interest received from IRS tax refunds as well as a $20 thousand gain on the sale of assets which were fully depreciated.

Non-Interest Expenses. Non-interest expenses decreased $38 thousand, or 0.9%, to $4.0 million for the three months ended September 30, 2000 primarily due to decreased costs associated with salaries, wages and benefits and real estate owned and repossessed assets. Also impacting non-interest expenses during the third quarter of 2000 were increased data processing costs and professional fees associated with certain tax planning strategies being implemented by the Company. These and other changes are discussed in more detail below.

     Salaries, wages and benefits expense decreased by $115 thousand, or 5.5%, for the third quarter of 2000 due primarily to the elimination of temporary outside services relative to work performed during the second half of 1999. Also contributing to this decrease was a reduction in pension expense (which is based on certain actuarial calculations) and ESOP expense. The expense related to the ESOP for the third quarter of 2000 was $17 thousand lower than the comparable quarter in 1999 due to the lower stock price in 2000 relative to 1999. Management believes that salaries, wages and benefits expenses may fluctuate in future periods as costs related to the Company's ESOP are dependent on the Company's average stock price.

     Occupancy and equipment increased $21 thousand, or 3.8%, to $570 thousand for the three months ended September 30, 2000, from $549 thousand in 1999 primarily due to an increase in depreciation on buildings resulting from renovations completed at the Main Office and a branch office during the third quarter of 1999.

     Data processing increased $49 thousand to $408 thousand for the quarter ended September 30, 2000 primarily due to the increase in volume of deposit and loan accounts serviced by the Bank.

     Real estate owned and repossessed assets expense decreased $11 thousand to $15 thousand for the three months ended September 30, 2000 due primarily to losses recognized on the sale of real estate owned and repossessed assets during the third quarter of 1999.

     Professional fees increased $27 thousand, or 23.9%, to $140 thousand for the three months ended September 30, 2000, from $113 thousand for the comparable period of the previous year. The increased professional fees were primarily associated with certain tax planning strategies being implemented by the Company. As discussed in Part 88, Item 5 of this report, on October 6, 2000, the Company announced that its tender offer to acquire Cohoes Bancorp, Inc. ("Cohoes") had expired, and that the depositary for the offer was instructed to promptly return all shares tendered and not previously withdrawn. As a result of the expiration of the tender offer for Cohoes, the Company expects a charge to professional fees in the fourth quarter of 2000 of approximately $240 to $260 thousand, representing direct costs incurred in connection with the Company's attempted acquisition of Cohoes. Prior to the expiration of the tender offer, these direct costs were being deferred.

     Other non-interest expense decreased $9 thousand, or 1.2%, to $770 thousand for the three months ended September 30, 2000 when compared to the previous period. This decrease was primarily due to reduced expenses associated with the changes in the courier system as well as the armored car service during the quarter ended September 30, 2000.

Income Tax Expense. Income tax expense decreased by $359 thousand, or 38.1%, to $584 thousand for the three months ended September 30, 2000 from $943 thousand for the three months ended September 30, 1999. The decrease was primarily the result of the decrease in income before taxes, as well as certain tax planning strategies now implemented by the Company.

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

                                                                    Nine months ended September 30,
                                                              2000                                   1999
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning assets                                                        (Dollars in thousands)
  Loans receivable                              $467,286     $26,070     7.45%       $434,766     $23,970     7.37%
  Securities available for sale (AFS)            216,943      10,718     6.60%        243,340      11,488     6.31%
  Federal Home Loan Bank stock                     8,819         448     6.79%          7,221         368     6.81%
  Federal funds sold &
     interest-bearing deposits                     2,668         117     5.86%         12,151         429     4.72%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total earning assets                       695,716      37,353     7.17%        697,478      36,255     6.95%
                                          --------------   ---------  --------   ------------   ---------  --------
Allowance for loan losses                         (5,551)                              (5,223)
Unrealized gain/(loss) on AFS securities         (10,272)                              (1,881)
Other assets                                      34,541                               32,966
                                          ---------------                         ------------
Total assets                                    $714,434                             $723,340
                                          ===============                         ============

Interest-bearing liabilities
  Savings deposits                               128,297       2,635     2.75%        139,089       3,034     2.91%
  NOW  deposits                                   38,598         441     1.52%         36,969         441     1.59%
  Certificates of deposit                        238,263       9,917     5.56%        225,294       8,439     5.01%
  Money market accounts                           26,701         769     3.84%         23,492         673     3.84%
  Borrowed funds                                 163,630       7,426     6.06%        168,414       6,877     5.46%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total interest-bearing liabilities         595,489      21,188     4.75%        593,258      19,464     4.39%
                                          --------------   ---------  --------   ------------   ---------  --------
Demand deposits                                   36,632                               34,541
Other liabilities                                  6,565                               12,140
                                          ---------------                         ------------
Total liabilities                                638,686                              639,939
                                          ---------------                         ------------
Stockholders' equity                              75,748                               83,401
                                          ---------------                         ------------
Total liabilities & equity                      $714,434                             $723,340
                                          ===============                         ============

    Net interest income                                      $16,165                              $16,791

    Interest rate spread                                                 2.42%                                2.56%

    Net earning assets                          $100,227                             $104,220

    Net interest margin                                                  3.10%                                3.22%

    Average earning assets/Average
     interest-bearing liabilities                116.83%                              117.57%

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

                                                 Nine months ended September 30,
                                                           2000 vs. 1999
                                                -------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)
                                                ---------    --------  --------
Earning assets                                             (In thousands)
  Loans receivable ..........................    $ 1,831      $  269     $2,100
  Securities available for sale .............     (1,292)        522       (770)
  Federal Home Loan Bank stock ..............         82          (2)        80
  Federal funds sold and interest-bearing
     deposits ...............................       (398)         86       (312)
                                                ---------    --------  --------
      Total earning assets ..................        223         875      1,098
                                                ---------    --------  --------
Interest-bearing liabilities
  Savings deposits ..........................       (226)       (173)      (399)
  NOW  deposits .............................         19         (19)        --
  Certificates of deposit ...................        507         971      1,478
  Money market accounts .....................         93           3         96
  Borrowed funds ............................       (199)        748        549
                                                ---------    --------  --------
      Total interest-bearing liabilities ....        194       1,530      1,724
                                                ---------    --------  --------
    Net interest income .....................    $    29      $ (655)    $ (626)
                                                =========    ========  ========

Comparison of Operating Results for the Nine Months Ended September 30, 2000 and 1999.

Net Income. Net income decreased by $567 thousand, or 16.8%, for the nine months ended September 30, 2000 to $2.8 million from $3.4 million for the nine months ended September 30, 1999. Net income for the nine months ended September 30, 2000 was reduced primarily as a result of decreased net interest income and non-interest income, in addition to an increase in non-interest expenses, offset in part by a decrease in the provision for loan losses and income tax expense. These and other changes are discussed in more detail below.

Net Interest Income. Net interest income decreased $626 thousand, or 3.7%, to $16.2 million for the nine months ended September 30, 2000 from $16.8 million for the nine months ended September 30, 1999. The decrease in net interest income was primarily due to a decrease in the interest rate spread from 2.56% for the nine months ended September 30, 1999 to 2.42% for the nine months ended September 30, 2000, as well as a decrease in the net interest margin from 3.22% to 3.10%.

Interest and Dividend Income. Interest and dividend income increased by $1.1 million, or 3.0%, to $37.4 million for the nine months ended September 30, 2000 from $36.3 million for the nine months ended September 30, 1999. The increase was largely the result of increases in the average balance of loans receivable of $32.5 million, or 7.5%, and FHLB stock of $1.6 million, or 22.1%, which were more than offset by decreases in securities available for sale of $26.4 million, or 10.8%, and federal funds sold and interest-bearing deposits of $9.5 million, or 78.0%. In addition to the decrease and shift in the average balance of earning assets was a 22 basis point increase in the average yield on total earning assets. The yield on the average balance of earning assets was 7.17% and 6.95% for the nine months ended September 30, 2000 and 1999, respectively.

Interest and fees on loans increased $2.1 million, or 8.8%, to $26.1 million for the nine months ended September 30, 2000. This increase was primarily the result of an increase in the average balance of net loans receivable of $32.5 million, or 7.5%, to $467.3 million for the nine months ended September 30, 2000 from $434.8 million for the nine months ended September 30, 1999.

Interest income on securities available for sale decreased $770 thousand, or 6.7%, to $10.7 million for the nine months ended September 30, 2000 from $11.5 million for the same period of the previous year. This decrease is primarily the result of a decrease in the average balance of securities available for sale of $26.4 million offset in part by a 29 basis point increase in the average yield on these securities.

Interest income on federal funds sold and interest-bearing deposits decreased $312 thousand, or 72.7%, to $117 thousand for the nine months ended September 30, 2000 from $429 thousand for the previous year primarily due to a decrease in the average balance of federal funds sold and interest-bearing deposits of $9.5 million, or 78.0%, resulting from the shift from lower yielding federal funds sold and interest-bearing deposits to higher yielding loans receivable.

Interest Expense. Total interest expense increased by $1.7 million, or 8.9%, to $21.2 million for the nine months ended September 30, 2000 from $19.5 million for the nine months ended September 30, 1999. Total average interest-bearing liabilities increased by $2.2 million, or 0.4%, to $595.5 million for the first nine months of 2000 compared to $593.3 million for the same period of the previous year primarily due to the funding of the repurchases of the Company's stock. During the same periods, the average rate paid on interest-bearing liabilities increased by 36 basis points to 4.75% from 4.39%.

     Total interest expense for the nine months ended September 30, 2000 increased primarily due to an increase of 55 basis points, to 5.56%, in the average rate paid on certificates of deposit during the period. In addition, the average balance on these deposit accounts increased to $238.3 million for the nine months ended September 30, 2000, from $225.3 million for the previous period. Likewise, interest expense relative to borrowed funds and money market accounts increased during the period. Moreover, the increase in interest on borrowed funds was primarily due to increases in the average cost of these funds from 5.46% for the nine months ended September 30, 1999 to 6.06% for the nine months ended September 30, 2000.

Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2000 decreased $310 thousand to $360 thousand from $670 thousand for the nine months ended September 30, 1999. The provision was reduced primarily due to improved asset quality, as evidenced by the decrease in the ratio of non-performing loans to total loans from 0.89% at December 31, 1999 to 0.67% at September 30, 2000, offset in part by an increase in net loan charge-offs.

Non-Interest Income. Total non-interest income decreased by $113 thousand, or 8.2%, to $1.3 million for the nine months ended September 30, 2000 from $1.4 million for the nine months ended September 30, 1999. During the nine months ended September 30, 2000, the Company sold approximately $4.5 million in securities recognizing a pre-tax loss of $102 thousand. Likewise, service charges on deposit accounts decreased $43 thousand from comparable periods primarily due to the reduction in volume of NSF charges to customers. During the first quarter of 2000, the Company increased its fees charged for cashing non-customer tax refund checks, in addition to fees associated with the purchase of bank checks and money orders. Moreover, the Bank now charges an ATM fee for non-customer transactions made at the Bank's ATM machines. Also included in other non-interest income during the first quarter of 2000 was the recognition of income for an experience refund from an insurance carrier on consumer loans in the amount of $11 thousand.

Non-Interest Expenses. Non-interest expenses increased $693 thousand, or 6.0%, to $12.3 million for the nine months ended September 30, 2000 from $11.6 million for the nine months ended September 30, 1999 primarily due to increased costs associated with salaries, wages and benefits and data processing. Also impacting non-interest expenses during the first quarter of 1999 were the acceleration of depreciation and amortization of equipment and leasehold improvements due to the closing of a branch. These and other changes are discussed in more detail below.

     Salaries, wages and benefits expense increased by $250 thousand, or 4.3%, for the first nine months of 2000 primarily due to an increase in salaries and wages associated with the increase in staff in the commercial loan department due to the Company's decision to increase emphasis in growing commercial lending, coupled with the establishment of the Senior Management Salary Incentive Plan during the second quarter of 1999. Also contributing to this increase was the general cost of living and merit raises given to employees at the beginning of 2000. These increases were offset in part by the elimination of temporary outside services relative to work performed during the second half of 1999. In addition, during the first quarter of 1999, salaries, wages and benefits expense was reduced due to the reversal of an accrual associated with severance offered to an employee terminated at the time of the merger with AFSALA Bancorp, Inc. in November 1998, which was not accepted. Management believes that salaries, wages and benefits expenses may fluctuate in future periods as costs related to the Company's ESOP are dependent on the Company's average stock price. The expense related to the ESOP for the first nine months of 2000 was $73 thousand lower than the comparable period in 1999 due to the lower stock price in 2000 relative to 1999.

     Occupancy and equipment increased $7 thousand to $1.7 million for the nine months ended September 30, 2000 when compared to the previous period primarily due to an increase in depreciation of furniture, fixtures and equipment primarily resulting from computer hardware and software upgrades related to year 2000 compliance subsequent to the first quarter of 1999. Likewise, depreciation on buildings increased due primarily to renovations completed at the Main Office and a branch office during the third quarter of 1999. Offsetting these increases was the acceleration of depreciation and amortization of equipment and leasehold improvements, during the first quarter of 1999, on a branch being closed as a result of the acquisition of AFSALA Bancorp, Inc.

     Data processing increased $204 thousand, or 20.7%, from $985 thousand in 1999 to $1.2 million for the nine months ended September 30, 2000. During the first quarter of 1999, at the time of the initial conversion of the core application data system, the Bank received credits from the new data center totaling approximately $92 thousand to be applied against data processing fees in the first quarter of 1999. No such credits were received in the 2000 period. In addition, data processing costs have increased due to the increase in volume of deposit and loan accounts serviced by the Bank.

     Professional fees increased $90 thousand, or 31.1%, to $379 thousand for the nine months ended September 30, 2000, from $289 thousand for the comparable period of the previous year. The increased professional fees were primarily associated with certain tax planning strategies being implemented by the Company.

     Other non-interest expenses increased $126 thousand, or 5.4%, to $2.5 million for the nine months ended September 30, 2000 when compared to the previous period. This increase was primarily due to expenses associated with the promotion and advertising of time deposit and lending products offered during the first half of 2000.

Income Tax Expense. Income tax expense decreased by $555 thousand, or 22.2%, to $1.9 million for the nine months ended September 30, 2000 from $2.5 million for the nine months ended September 30, 1999. The decrease was primarily the result of the decrease in income before taxes, as well as certain tax planning strategies implemented by the Company.

ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

                                    Sept.30,  Dec.31,
                                     2000      1999
                                    ------    ------
                                     (In thousands)
Non-accruing loans:
   One-to four-family (1) .......   $1,270    $1,570
   Commercial real estate .......      108       274
   Consumer .....................      382       434
   Commercial business ..........      394       298
                                    ------    ------
     Total ......................    2,154     2,576
                                    ------    ------
Accruing loans delinquent
   more than 90 days:
   One-to four-family (1) .......      357       372
   Commercial real estate .......       53       685
   Consumer .....................       41        11
                                    ------    ------
     Total ......................      451     1,068
                                    ------    ------
Troubled debt restructured loans:
   One-to four-family (1) .......       83        84
   Commercial real estate .......      462       475
   Commercial business ..........        2         7
                                    ------    ------
     Total ......................      547       566
                                    ------    ------
Total non-performing loans ......    3,152     4,210
                                    ------    ------
Foreclosed assets:
   One-to four-family (1) .......      135       126
   Commercial real estate .......      112       142
   Consumer .....................        7        54
                                    ------    ------
     Total ......................      254       322
                                    ------    ------
Total non-performing assets .....   $3,406    $4,532
                                    ======    ======
Non-performing loans as a
  percentage of total loans .....     0.67%     0.89%
                                    ======    ======
Non-performing assets as a
  percentage of total assets ....     0.48%     0.61%
                                    ======    ======

(1)  Includes home equity loans.

Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and changes in the nature and volume of its loan activity, including those loans that are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. The following table sets forth an analysis of the Company's allowance for loan losses.
                                          For the nine months
                                          ended September 30,
                                           2000         1999
                                          -------     -------
                                             (In thousands)

Balance at beginning of period ........   $ 5,509     $ 4,891

Charge-offs:
     One- to four-family (1) ..........       (14)        (87)
     Consumer .........................      (217)       (104)
     Commercial business ..............       (21)        (49)
                                          -------     -------
        Total charge-offs .............      (252)       (240)

Recoveries:
     One- to four-family (1) ..........         3           4
     Commercial real estate ...........        13         147
     Consumer .........................        44          84
     Commercial business ..............        12          24
                                          -------     -------
        Total recoveries ..............        72         259

Net (charge-offs) recoveries ..........      (180)         19
Provisions charged to operations ......       360         670
                                          -------     -------
Balance at end of period ..............     5,689       5,580
                                          =======     =======

Ratio of allowance for loan
losses to total loans (period end) ....      1.22%       1.21%

Ratio of allowance for loan losses
to non-performing loans (period end) ..    180.49%     138.70%

Ratio of net charge-offs (net recoveries)
during the period to average loans
outstanding during period (annualized)       0.05%     (0.01%)

(1) Includes home equity loans.

Liquidity and Capital Resources

     The Bank is required by OTS regulations to maintain, for each calendar month, a daily average balance of cash and eligible liquid investments of not less than 4% of the average daily balance of its net withdrawable savings and borrowings (due in one year or less) during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS to any amount within the range of 4% to 10%. The Bank's average liquidity ratio was 31.78% and 28.36% at September 30, 2000 and December 31, 1999, respectively.

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

     In addition to deposit growth, the Company borrows funds from the FHLB of New York or may utilize other types of borrowed funds to supplement its cash flows. At September 30, 2000 and December 31, 1999, the Company had $76.6 million and $92.2 million, respectively, in outstanding borrowings from the FHLB and $72.5 million and $112.7 million, respectively, in securities repurchase agreements, the vast majority of which are also with the FHLB.

     As of September 30, 2000 and December 31, 1999, the Company had $203.4 million and $212.1 million, respectively, of securities classified as available for sale. The liquidity of the securities available for sale portfolio provides the Company with additional potential cash flows to meet loan growth and deposit flows.

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

     The Bank is subject to federal regulations that impose certain minimum capital requirements. At September 30, 2000, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at September 30, 2000 according to regulatory definition. At September 30, 2000, the Bank's tangible and core capital levels were both $65.7 million (9.29% of total adjusted assets) and its total risk-based capital level was $70.0 million (20.17% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 4.0% for core capital, and 8.0% for total risk-based capital.

     During the first nine months of 2000, the Company repurchased 84,224 shares of its common stock in open-market transactions at a total cost of $1.1 million.

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

Recent Accounting Pronouncement

     In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended, this Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Based on management's evaluation of Statement No. 133, the adoption of this statement will not have a material impact on the Company's consolidated financial statements, as the Company currently does not have any derivative instruments, nor have any derivative instruments embedded in other contracts been identified.

Item 3.

     Quantitative And Qualitative Disclosures About Market Risk


     There have been no material changes in the Company's interest rate risk position since December 31, 1999. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.

Part II - Other Information

Item 1.  Legal Proceedings

                Not applicable.

Item 2.  Changes in Securities

                Not applicable.

Item 3.  Defaults Upon Senior Securities

                Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

                Not applicable.

Item 5.  Other Information

     On October 6, 2000, the Company announced that its tender offer to acquire Cohoes Bancorp, Inc ("Cohoes") would expire as of 12:00 midnight, New York time, on Friday, October 6, 2000. The Company instructed the depositary for the offer to return promptly all shares tendered to date and not previously withdrawn. In addition, on November 3, 2000, the Company announced that it had withdrawn its nominees for election as directors of Cohoes at the 2000 annual meeting of Cohoes shareholders to be held on November 30, 2000, and that it intends to support the nominations made by TrustCo Bank Corp NY ("Trustco"). In August 2000, the Company announced that it had submitted three nominees to Cohoes for election at the next Cohoes annual meeting. Around the same time, TrustCo nominated four individuals out of a total of four Board seats open to election at the 2000 annual meeting of Cohoes shareholders. Ambanc does not intend to solicit proxies in favor of TrustCo's nominees or with respect to any other proposals at the Cohoes annual meeting.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

            Financial data schedule, Exhibit #27

      (b)   Reports on Form 8-K

                Filed on July 18, 2000 regarding press release dated July, 17, 2000 "Ambanc Requests Shareholder List From Cohoes"

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.



/s/ John M. Lisicki

John M. Lisicki
President and Chief Executive Officer
(Principal Executive Officer)
Date:  November 14, 2000



/s/ James J. Alescio

James J. Alescio
Senior Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)
Date:  November 14, 2000