Form 10-K
period 2000-12-31
AMBANC HOLDING CO INC
filed 2001-03-27
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934
            For the fiscal year ended December 31, 2000
                                       OR
[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934 For the transition period from_______ to __________. Commission file number: 0-27036

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing price of such stock on the Nasdaq National Market as of March 21, 2001, was $81,867,071. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

     As of March 21, 2001, there were issued and outstanding 4,532,433 shares of the Registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE


     Parts II and IV of Form 10-K - Portions of the Annual Report to Shareholders for the year ended December 31, 2000.


     Part III of Form 10-K - Portions of the Proxy Statement for the Annual Meeting of Shareholders for the year ended December 31, 2000.


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

     At December 31, 2000, the Company had $706.6 million of assets and shareholders' equity of $77.1 million or 10.9% of total assets.


     The Bank, organized in 1886, is a federally chartered savings bank headquartered in Amsterdam, New York. The principal business of the Bank consists of attracting retail deposits from the general public and using those funds, together with borrowings and other funds, to originate primarily one- to four-family residential mortgage loans, home equity loans and consumer loans. Recently, the Bank has also been focusing on the origination of commercial-type loans,including entering into participation agreements with other financial institutions in the Bank's primary market area. See "Market Area." The Bank also invests in mortgage-backed securities, U.S. Government and agency obligations and other permissible investments. Revenues are derived primarily from interest on loans, mortgage-backed and related securities and investments.


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

Lending Activities


     General


     The Company primarily originates fixed- and adjustable rate, one- to four-family mortgage loans. The Company's general policy is to originate mortgages with terms between 15 and 30 years for retention in its portfolio. The Company also originates fixed and adjustable rate consumer loans. Adjustable rate mortgage ("ARM"), home equity and consumer loans are originated in order to maintain loans with more frequent terms to repricing or shorter maturities than fixed-rate, one- to four-family mortgage loans. See "- Loan Portfolio Composition" and "- One- to Four-Family Residential Real Estate Lending." In addition, the Company originates commercial and multi-family real estate, construction and commercial business loans in its primary market area. Loan originations are generated by the Company's marketing efforts, which include print and radio advertising, lobby displays and direct contact with local civic and religious organizations, as well as by the Company's present customers, walk-in customers and referrals from real estate agents, brokers and builders. At December 31, 2000, the Company's net loan portfolio totaled $460.0 million.

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

     The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At December 31, 2000, the maximum amount which the Bank could have loaned to any one borrower and the borrower's related entities was approximately $ 9.6 million. At such date, the Bank did not have any loans or series of loans to related borrowers with an outstanding balance in excess of this amount.

     Loan Portfolio Composition.


     The following table presents information concerning the composition of the Company's loan portfolio in dollar amounts and in percentages (before deferred costs, net of deferred fees and discounts, and the allowance for loan losses) as of the dates indicated.

                                                                                December 31,
                                       ---------------------------------------------------------------------------------------------
                                             2000               1999               1998               1997               1996
                                        Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent    Amount  Percent
                                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
                                                                         (Dollars in thousands)
Real Estate Loans:
     One- to four-family                $291,682  62.91%   $306,665  65.43%   $273,523  64.53%  $189,666   66.88%   158,182   63.15%
     Home Equity                          89,767  19.36      92,605  19.76      83,949  19.80     30,246   10.67     22,817    9.11
     Multi-family                          3,738   0.81       3,881   0.83       4,165   0.98      4,152    1.46      4,724    1.88
     Commercial                           40,727   8.78      27,910   5.96      23,506   5.55     26,585    9.38     29,947   11.96
     Construction                          2,435   0.53       4,924   1.05       3,600   0.85      2,081    0.73      2,234    0.89
                                        --------  -----    --------  -----    --------  -----   --------  ------   --------  ------
        Total Real Estate                428,349  92.39     435,985  93.03     388,743  91.71    252,730   89.12    217,904   86.99
                                        --------  -----    --------  -----    --------  -----   --------  ------   --------  ------
Other Loans:
 Consumer Loans:
     Auto Loans                            8,023   1.73      11,641   2.48      14,146   3.34     16,237    5.73     12,417    4.96
     Recreational Vehicles                 2,713   0.59       3,551   0.76       4,990   1.18      6,775    2.39      9,416    3.76
     Manufactured Homes                      180   0.04         249   0.05         385   0.09        494    0.17        620    0.25
     Other Secured                         4,473   0.96       4,697   1.00       6,289   1.48      1,781    0.63      1,866    0.74
     Unsecured                             5,905   1.27       5,918   1.26       3,712   0.88      1,847    0.65      1,445    0.58
                                        --------  -----    --------  -----    --------  -----    -------  ------   --------  ------
        Total Consumer Loans              21,294   4.59      26,056   5.56      29,522   6.96     27,134    9.57     25,764   10.29
                                        --------  -----    --------  -----    --------  -----    -------  ------   --------  ------
Commercial Business Loans:
     Secured                              12,784   2.76       5,562   1.19       5,101   1.20      3,233    1.14      6,199    2.47
     Unsecured                             1,192   0.26       1,063   0.23         508   0.12        471    0.17        620    0.25
                                        --------  -----    --------  -----    --------  -----    -------  ------   --------  ------
        Total Commercial
        Business Loans                    13,976   3.02       6,625   1.41       5,609   1.32      3,704    1.31      6,819    2.72
                                        --------  -----    --------  -----    --------  -----    -------  ------   --------  ------
Total Loan Portfolio, Gross              463,619 100.00%    468,666 100.00%    423,874 100.00%   283,568  100.00%   250,487  100.00%
                                                 ======             ======             ======             ======             ======
 Deferred costs, net of deferred
     fees and discounts
 Allowance for Loan Losses                 2,084              2,320              1,950             1,362              1,045
                                          (5,745)            (5,509)            (4,891)           (3,807)            (3,438)
Total Loans Receivable, Net             --------           --------           --------          --------           --------
                                        $459,958           $465,477           $420,933          $281,123           $248,094
                                        ========           ========           ========          ========           ========

     The following table shows the composition of the Company's loan portfolio by fixed- and adjustable-rate at the dates indicated.

                                                                              December 31,
                                   -------------------------------------------------------------------------------------------------
                                          2000              1999               1998                1997                1996
                                   -------------------------------------------------------------------------------------------------
                                    Amount   Percent  Amount   Percent   Amount   Percent    Amount   Percent    Amount   Percent
                                   --------  ------- --------  -------  --------  -------   --------  -------   --------  -------
                                                                       (Dollars in thousands)
Fixed Rate Loans:
Real Estate:
     One- to four-family            $243,081   52.43% $254,438   54.29%  $204,184   48.17%  $124,457   43.89%   $111,841   44.65%
     Home Equity                      82,934   17.89    86,596   18.48     77,553   18.30     23,099    8.14      15,234    6.08
     Commercial and Multi-family      27,520    5.94    12,212    2.60      6,201    1.46      2,723    0.96       2,590    1.03
     Construction                      2,435    0.52     4,924    1.05      2,867    0.68      2,081    0.73       1,840    0.73
                                    --------  ------  --------  ------   --------  ------   --------  -------   --------  -------
Total Real Estate                    355,970   76.78   358,170   76.42    290,805   68.61    152,360   53.72     131,505   52.49
Consumer                              20,834    4.49    26,009    5.55     28,771    6.79     26,260    9.26      25,110   10.03
Commercial Business                    4,525    0.98     4,579    0.98      3,501    0.83      1,415    0.50       3,124    1.24
                                    --------  ------  --------  ------   --------  ------   --------  -------   --------  -------
Total fixed-rate loans               381,329   82.25   388,758   82.95    323,077   76.22    180,035   63.48     159,739   63.76
                                    --------  ------  --------  ------   --------  ------   --------  -------   --------  -------

Adjustable Rate Loans:
Real Estate:
     One- to four-family              48,601   10.48    52,227   11.14     69,339   16.36     65,209   23.00      46,341   18.50
     Home Equity                       6,833    1.47     6,009    1.28      6,396    1.51      7,147    2.52       7,583    3.03
     Commercial and Multi-family      16,945    3.66    19,579    4.18     21,470    5.07     28,014    9.88      32,081   12.81
     Construction                        --     0.00       --      --         733    0.17        ---    ----         394    0.16
                                    --------  ------  --------  ------   --------  ------   --------  -------   --------  -------
Total Real Estate                     72,379   15.61    77,815   16.60     97,938   23.10    100,370   35.40      86,399   34.50
Consumer                                 460    0.10        47    0.01        751    0.18        874    0.31         654    0.26
Commercial Business                    9,451    2.04     2,046    0.44      2,108    0.17      2,289    0.81       3,695    1.48
                                    --------  ------  --------  ------   --------  ------   --------  -------   --------  -------
Total adjustable-rate loans           82,290   17.75    79,908   17.05    100,797   23.78    103,533   36.52      90,748   36.24
                                    --------  ------  --------  ------   --------  ------   --------  -------   --------  -------
Total Loan Portfolio, Gross          463,619  100.00%  468,666  100.00%   423,874  100.00%   283,568  100.00%    250,487  100.00%
                                              ======            ======             ======             ======              ======
Deferred costs, net of deferred
     fees and discounts                2,084             2,320              1,950              1,362               1,045
Allowance for Loan Losses             (5,745)           (5,509)            (4,891)            (3,807)             (3,438)
                                    --------          --------           --------           --------            --------
Total Loans Receivable, Net         $459,958          $465,477           $420,933           $281,123            $248,094
                                    ========          ========           ========           ========            ========

     The following table illustrates the maturity of the Company's loan portfolio at December 31, 2000. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the interest rate changes. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                       Real Estate
                    --------------------------------------------------
                      One- to            Multi-
                     Four-Family        Family and                                            Commercial
                    and Home Equity     Commercial       Construction        Consumer          Business           Total
                    --------------    --------------    --------------    --------------    --------------    --------------
                                                           (In thousands)
Due During Periods
Ending December 31,
2001 (1)                $38,543            $ 5,986           $-----          $ 2,234          $ 7,188            $ 53,951
2002 to 2005             38,025             23,518            -----           15,320            4,780              81,643
2006 and beyond         304,881             14,961            2,435            3,740            2,008             328,025
                        -------            -------           ------          -------          -------             -------
Totals                 $381,449            $44,465           $2,435          $21,294           $13,976           $463,619
                        =======            =======           ======          =======          ========            =======

---------------------

(1)  Includes demand loans, loans having no stated maturity and overdraft loans.

     As of December 31, 2000, the total amount of loans due after December 31, 2001 which have fixed interest rates was $354.4 million, while the total amount of loans due after such date which have floating or adjustable interest rates was $55.3 million.


One- to Four-Family Residential Real Estate Lending


     The Company's residential mortgage loans consist primarily of first lien one-to four-family, owner-occupied mortgage loans. At December 31, 2000, $291.7 million, or 62.9%,of the Company's gross loans consisted of one- to four-family residential first mortgage loans. Approximately 83.3% of the Company's one- to four-family residential mortgage loans provide for fixed rates of interest and for repayment of principal over a fixed period not to exceed 30 years. The Company's fixed-rate one- to four-family residential mortgage loans are priced competitively with the market. Accordingly, the Company attempts to distinguish itself from its competitors based on quality of service.

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

     The Company currently offers one, three, five and seven year residential adjustable rate mortgage ("ARM") loans with an interest rate that adjusts annually in the case of a one-year ARM loan, and every three, five or seven years in the case of a three, five or seven year ARM loan, respectively, based on the change in the relevant Treasury constant maturity index. These loans provide for up to a 2.0% periodic cap and a lifetime cap of 6.0% over the initial rate. As a consequence of using caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. Borrowers of one-year residential ARM loans are generally qualified for loan underwriting purposes at a rate 2.0% above the initial interest rate. ARM loans generally pose greater credit risks than fixed-rate loans, primarily because as interest rates rise, the required periodic payment by the borrower rises, increasing the potential for default.

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

     At December 31, 2000, the Company's construction loan portfolio totaled $2.4 million, or 0.5% of its gross loan portfolio. Substantially all of these construction loans were to individuals intending to occupy such residences and were secured by property located within the Company's primary market area. Although no construction loans were classified as non-performing as of December 31, 2000, these loans do involve a higher level of risk than conventional one- to four-family residential mortgage loans. For example, if a project is not completed and the borrower defaults, the Company may have to hire another contractor to complete the project at a higher cost.


Home Equity Lending


     The Company's home equity loans and lines of credit are secured by a lien on the borrower's residence and generally do not exceed $300,000. The Company uses the same underwriting standards for home equity loans as it uses for one- to four-family residential mortgage loans. Home equity loans are generally originated in amounts which, together with all prior liens on such residence, do not exceed 90% of the appraised value of the property securing the loan. The interest rates for home equity loans and lines of credit adjust with the prime rate or, in the case of loans (but not lines of credit), have fixed interest rates. Home equity lines of credit generally require interest only payments on the outstanding balance for the first ten years of the loan, after which the outstanding balance is converted into a fully amortizing, adjustable-rate loan with a term not in excess of 15 years. As of December 31, 2000, the Company had $89.8 million in home equity loans and lines of credit outstanding, with an additional $4.0 million of unused home equity lines of credit.


Commercial and Multi-Family Real Estate Lending


     The Company has engaged in commercial and multi-family real estate lending secured primarily by apartment buildings, small office buildings, motels, warehouses, nursing homes, strip shopping centers and churches located in the Company's primary market area. At December 31, 2000, the Company had $40.7 million and $3.7 million of commercial real estate and multi-family real estate loans, respectively, which represented 8.8% and 0.8%, respectively, of the Company's gross loan portfolio at that date.


     The Bank's commercial and multi-family real estate loans generally have adjustable rates or reprice in five years or less. Terms to maturity generally do not exceed 20 years. The Company's current lending guidelines generally require that the multi-family or commercial income-producing property securing a loan generate net cash flows of at least 125% of debt service after the payment of all operating expenses, excluding depreciation, and a loan-to-value ratio not exceeding 75%. Adjustable rate commercial and multi-family real estate loans provide for interest at a margin over a designated index, with periodic adjustments at frequencies of up to five-years. The Company generally analyzes the financial condition of the borrower, the borrower's credit history, the reliability and predictability of the cash flows generated by the property securing the loan and the value of the property itself. The Company generally requires personal guarantees of the borrowers in addition to the security property as collateral for such loans. Appraisals on properties securing commercial and multi-family real estate loans originated by the Company are performed by independent fee appraisers approved by the Board of Directors.


     Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers and the effect of general economic conditions on income producing properties. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired and the value of the property may be reduced. At December 31, 2000, $502,000 or 1.1% of the Company's multi-family and commercial real estate loan portfolio was non-performing.


Consumer Lending


     The Company offers a variety of secured consumer loans, including loans secured by automobiles and recreational vehicles ("RV's"). In addition, the Company offers other secured and unsecured consumer loans. The Company currently originates substantially all of its consumer loans in its primary market area. The Company originates consumer loans on a direct basis only, where the Company extends credit directly to the borrower. At December 31, 2000 the Company's consumer loan portfolio totaled $21.3 million, or 4.6% of the gross loan portfolio. At December 31, 2000, 97.8% of the Company's consumer loans were fixed-rate loans and 2.2% were adjustable-rate loans.

     Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. Terms to maturity range up to 15 years for manufactured homes and certain RV's and up to 60 months for other secured and unsecured consumer loans. The Company offers both open- and closed-end credit. Open-end credit is extended through lines of credit that are generally tied to a checking account. These credit lines currently bear interest at rates up to 18% and are generally limited to $10,000.

     The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

     At December 31, 2000, automobile loans and RV loans (such as motor homes, boats, motorcycles, snowmobiles and other types of recreational vehicles) totaled $ 8.0 million and $2.7 million or 37.7% and 12.7% of the Company's total consumer loan portfolio, and 1.7% and 0.6% of its gross loan portfolio, respectively.

     Originations are generated primarily through advertising and lobby displays. The Company has also maintained relationships with local automobile dealerships in order to further enhance automobile originations through their referrals. The Company's maximum loan-to-value ratio on new automobiles is 100% of the borrower's cost including sales tax, and on used automobiles up to 5 years old, 100% of the vehicle's average retail value, based on NADA (National Auto Dealers Association) valuation. Non-performing automobile loans as of December 31, 2000 totaled $34,000 or 0.2% of the Company's consumer loan portfolio.

     Of the RV loan balance, approximately $2.0 million and $673,000 were secured by new and used RVs, respectively. Approximately 75% of the RV portfolio consists of loans that were originated through the Company's relationship with Alpin Haus, Inc., a retail RV dealer formerly owned by one of the Company's directors. The Company's maximum loan-to-value ratio on new and used RV loans is the lesser of (i) 85% of the borrower's cost, which includes such items as sales tax and dealer options or (ii) 115% of either the factory invoice for a new RV or the wholesale value, plus sales tax, for a used RV. In the case of used RV's, the wholesale value is determined using published guide books. At December 31, 2000, RV loans totaling $175,000 or 6.5% of the total RV portfolio were non-performing.


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

     During 1996, the Company sold certain performing and non-performing loans as part of a bulk sale, including a majority of its manufactured home loan portfolio, as well as certain RV loans, thereby significantly reducing its credit risk exposure on these types of loans. However, management expects that delinquencies in its consumer loan portfolio may increase as RV loans continue to season. At December 31, 2000, a total of $428,000, or 2.0%, of the Company's consumer loan portfolio was non-performing (including the non-performing automobile and RV loans previously discussed). There can be no assurances that additional delinquencies will not occur in the future.


Commercial Business Lending


     The Company also originates commercial business loans and during the past two years has been focusing on the origination of commercial loans, with a particular emphasis on small business lending. At December 31, 2000, commercial business loans comprised $14.0 million, or 3.0% of the Company's gross loan portfolio. Most of the Company's commercial business loans have been extended to finance local businesses and include primarily short-term loans to finance machinery and equipment purchases and, to a lesser extent, inventory and accounts receivable. Loans made to finance inventory and accounts receivable will only be made if the borrower secures such loans with the inventory, and/or receivables and equipment. Commercial business loans also involve the extension of revolving credit for a combination of equipment acquisitions and working capital in expanding companies.

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

     Unlike residential mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income and which are secured by real property, the value of which tends to be more easily ascertainable, commercial business loans typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business.The repayment of lines of credit is normally dervied from the conversion of trading assets (account receivables and inventory) to cash. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself (which, in turn, is often dependent upon the general economic environment). The Company's commercial business loans are usually, but not always, secured by business assets. However, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. As part of its commercial business lending policy, the Company generally requires all borrowers with commercial business loans to submit annual financial statements to the Company.

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

     While the Company originates both fixed- and adjustable-rate loans, its ability to originate loans is dependent upon demand for loans in its market. Demand is affected by the local economy and interest rate environment. The Company currently retains fixed-rate and adjustable-rate real estate loans it originates in its portfolio. As a regular part of its business, the Company does not sell loans and, with the exception of the purchase of $31.9 million of residential real estate loans in 1998 and the purchase of $14.0 million of commercial real estate loans and commercial business loans in 2000 through participation agreements with another financial institution, has not purchased a significant amount of loans since 1989. During 1996, the Company completed the bulk sale of certain performing and nonperforming loans in order to improve the credit quality of its loan portfolio.

     For the year ended December 31, 2000, the Company originated $ 66.0 million of loans compared to $138.7 million and $120.9 million in 1999 and 1998, respectively. The Company purchased $14.0 million of commercial real estate and commercial business loans during 2000 through participation agreements with another financial institution. These loans were located within the Company's primary market area and surrounding areas. The Company also purchased $31.9 million in residential mortgage loans during 1998. These loans were located in Ohio and New Jersey. The current balance of the loans purchased in 1998 is $15.5 million. During 1999, 1998 and 1997 the Company increased its originations of one- to four-family mortgages through the referrals of several local brokers. The Company de-emphasized the use of brokers during 2000.

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


Non-Performing  Assets


     The table below sets forth the amounts and categories of non-performing assets at the dates indicated. Loans are generally placed on non-accrual status when the loan is more than 90 days delinquent (except for FHA insured and VA guaranteed loans) or when the collection of principal and/or interest in full becomes doubtful. When loans are designated as non-accrual, all accrued but unpaid interest is reversed against current period income and, as long as the loan remains on non-accrual status, interest is recognized using the cash basis method of income recogntion. Accruing loans delinquent 90 days or more include FHA insured loans, VA guaranteed loans, and loans that are in the process of negotiating a refinancing or restructuring with the Bank, excluding troubled debt restructurings (TDRs), or where the Bank has been notified by the borrower that the outstanding loan balance plus accrued interest and late fees will be paid-in-full within a relatively short period of time from the date of such notification. Foreclosed assets includes assets acquired in settlement of loans.

                                                              December 31,
                                         2000         1999        1998        1997        1996
                                       -------      -------     -------     -------     -------
                                                          (Dollars in thousands)
Non-accruing loans:
   One- to four-family (1)              $1,471       $1,570      $1,018       $843      $  259
   Multi-family                            ---          ---         ---         28         ---
   Commercial real estate                   44          274          20        265         339
   Consumer                                418          434         342        293         256
   Commercial business                     515          298         230        447       2,269
                                       -------      -------    --------    -------     -------
     Total                               2,448        2,576       1,610      1,876       3,123
                                       -------      -------    --------    -------     -------
Accruing loans delinquent
 more than 90 days:
   One- to four-family (1)                 247          372         358        280         151
   Commercial real estate                  ---          685         215         13         568
   Consumer                                 10           11           7          2           6
   Commercial business                     ---          ---         ---        156         ---
                                       -------      -------    --------    -------     -------
     Total                                 257        1,068         580        451         725
                                       -------      -------    --------    -------     -------
Troubled debt restructured loans:
   One- to four-family (1)                  82           84          85         86          88
   Multi-family                            ---          ---         ---         34          38
   Commercial real estate                  458          475         537        761         781
   Consumer                                ---          ---         ---         --          56
   Commercial business                       1            7          92         50          68
                                       -------      -------    --------    -------     -------
     Total                                 541          566         714        931       1,031
                                       -------      -------    --------    -------     -------
Total non-performing loans               3,246        4,210       2,904      3,258       4,879
                                       -------      -------    --------    -------     -------
Foreclosed assets:
   One- to four-family (1)                 232          126         313         69         194
   Multi-family                            ---          ---         ---        ---         282
   Commercial real estate                  112          142          30        ---         ---
   Consumer                                 29           54          56         74         239
                                       -------      -------    --------    -------     -------
     Total                                 373          322         399        143         715
                                       -------      -------    --------    -------     -------
Total non-performing assets             $3,619       $4,532      $3,303     $3,401      $5,594
                                       =======      =======    ========    =======     =======
Total non-preforming assets
   as a percentage of total assets       0.51%        0.61%       0.45%      0.67%       1.18%
Total non-performing loans
   as a percentage of total loans        0.70%        0.89%       0.68%      1.16%       1.94%

--------------------------------------
(1)  Includes home equity loans

     For the year ended December 31, 2000, gross interest income which would have been recorded had the year end non-performing loans been current in accordance with their original terms amounted to $372,000 ($291,000 from non-accruing loans and $81,000 from restructured loans). The amount that was included in interest income on such loans was $216,000 ($166,000 from non-accruing loans and $50,000 from restructured loans), which represented actual receipts. Consequently, $156,000 ($125,000 from non-accruing loans and $31,000 from restructured loans) was not recognized in gross interest income for the period.



Non-Accruing Loans


     At December 31, 2000, the Company had $2.4 million in non-accruing loans, which constituted 0.5% of the Company's gross loan portfolio. There were no non-accruing loans or aggregate non-accruing loans-to-one-borrower in excess of $500,000.


Accruing Loans Delinquent More than 90 Days


     As of December 31, 2000, the Company had $257,000 of accruing loans delinquent more than 90 days. Of these loans, $247,000 were FHA insured or VA guaranteed one-to four-family residential loans. The remaining $10,000 represented nine (9) consumer loans for which management believes that all contractual payments are collectible.


Restructured Loans


     As of December 31, 2000, the Company had restructured loans of $541,000. The Company's restructured loans at that date consisted of one (1) one- to four-family residential mortgage loan, three (3) commercial real estate loans, and one (1) commercial business loan.


Foreclosed and Reposessed Assets


     As of December 31, 2000, the Company had $373,000 in carrying value of foreclosed and repossessed assets. One-to four-family real estate represented 62.2% of the Company's foreclosed and repossessed property, consisting of five
(5) properties. Commercial real estate represented 30.0% of the Company's foreclosed and repossessed assets and consisted of one (1) property. Repossessed consumer assets represented 7.8% of the Company's foreclosed and repossessed properties, consisting of four (4) automobiles.



Other Loans of Concern


     As of December 31, 2000, there were $926,000 of other loans not included in the table or discussed above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms.There were no other loans of concern in excess of $500,000.Other loans of concern with balances less than $500,000 at December 31, 2000 consisted of 8 commercial and multi-family real estate loans totaling $580,000, 2 commercial business loans totaling $178,000, 5 one-to four-family mortgage loans totaling $153,000, and 2 consumer loans totaling $15,000. These loans have been considered by management in conjunction with the analysis of the adequacy of the allowance for loan losses.


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

     Although management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in determining the level of the allowance. Future additions to the Company's allowance for loan losses will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based upon their judgment of the information available to them at the time of their examination. At December 31, 2000, the Company had a total allowance for loan losses of $5.7 million, representing 177.0% of non-performing loans at that date.

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

     The following table sets forth an analysis of the activity in the Company's allowance for loan losses.

                                                 For the year ended December 31,
                                      2000       1999        1998        1997        1996
                                   ---------------------- ----------- ----------- -----------
                                                      (Dollars in thousands)
Balance at beginning of period       $5,509     $4,891      $3,807      $3,438     $2,647

Charge-offs:
     One- to four-family (1)           ( 76)      (103)        (69)        (15)      (530)
     Multi-family                        --         --        (129)        (51)    (1,174)
     Commercial real estate              --         --        (437)       (372)    (2,564)
     Consumer                          (247)      (311)       (275)       (316)    (1,834)
     Commercial business                (31)       (49)       (316)       (460)    (2,616)
                                 ----------- ---------- ----------- ----------- -----------
        Total charge-offs              (354)      (463)     (1,226)     (1,214)    (8,718)
                                 ----------- ---------- ----------- ----------- -----------
Recoveries:
     One- to four-family (1)              4         10           6            1         10
     Commercial real estate              13        147          59           26         --
     Consumer                            54         88          56           76         49
     Commercial business                 39         46         174          392         --
                                 ----------- ---------- ----------- ----------- -----------
        Total recoveries                110        291         295          495         59
                                 ----------- ---------- ----------- -----------------------
Net charge-offs                        (244)      (172)       (931)        (719)    (8,659)
Allowance acquired from
   AFSALA Bancorp. Inc.                  --         --       1,115           --         --
Provisions charged to operations        480        790         900        1,088      9,450
                                 -----------  ---------  ----------  ----------- ----------
Balance at end of period             $5,745     $5,509      $4,891       $3,807     $3,438
                                 ===========  =========  ==========  =========== ==========
Ratio of allowance for loan
losses to total loans
(at period end)                        1.23%      1.17%       1.15%        1.34%      1.37%
                                     ======     ======      ======       ======     ======
Ratio of allowance for loan
losses to non-performing loans
(at period end)                      176.99%    130.86%     168.42%      116.85%     70.47%
                                     ======     ======      ======       ======     ======
Ratio of net charge-offs during
the period to average loans
outstanding during period              0.05%      0.04%       0.29%        0.27%      3.30%
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

     No portion of the allowance is restricted to any loan or group of loans, and the entire allowance is available to absorb realized losses. The amount and timing of realized losses and future allowance allocations may vary from current estimates. The following table summarizes the distribution of the Company's allowance for loan losses at the dates indicated:

                                                                           December 31,
                          -------------------------------------------------------------------------------------------------------
                                 2000                1999                 1998                1997                1996
                          -------------------- -------------------- -------------------- ------------------- --------------------
                                      Percent              Percent              Percent             Percent             Percent
                             Amount   of loans    Amount   of loans    Amount   of loans   Amount   of loans   Amount   of loans
                               of     in each       of     in each       of     in each      of     in each      of     in each
                              Loan    category     Loan    category     Loan    category    Loan    category    Loan    category
                              Loss    to total     Loss    to total     Loss    to total    Loss    to total    Loss    to total
                           Allowance   loans    Allowance   loans    Allowance   loans   Allowance   loans   Allowance   loans
                           ---------  --------  ---------  --------  ---------  -------- ---------  -------- ---------  --------
                                                                    (Dollars in thousands)
One- to four-family (1)       $2,697  82.17%       $2,205  85.19%       $1,661  84.33%     $897      77.55%    $  157      72.26%
Multi-family and
   commercial real estate      1,211   9.69         1,153   6.79         1,383   6.53     1,818      10.84      1,599      13.84
Construction                     ---   0.53           ---   1.05           ---   0.85       ---       0.73        ---       0.89
Consumer                         376   4.59           466   5.56           397   6.96       449       9.57        355      10.29
Commercial business              575   3.02           488   1.41           666   1.32       483       1.31      1,327       2.72
Unallocated                      886   ----         1,197   ----           784   ----       160       ----        ---       ----
                              ------  ------       ------  ------       ------  ------   ------     -------    ------     -------
          Total               $5,745  100.00%      $5,509  100.00%      $4,891  100.00%  $3,807     100.00%    $3,438     100.00%
                              ======  =======      ======  =======      ======  =======  ======     =======    ======     =======

------------------------------
(1)  Includes home equity loans.

Investment Activities


     The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has maintained liquid assets at levels above the minimum requirements imposed by the OTS regulations and above levels believed adequate to meet the requirements of normal operations, including potential deposit outflows. At December 31, 2000, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 31.3%.


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


     All of the mortgage-backed securities owned by the Company are issued, insured or guaranteed either directly or indirectly by a federal agency. At December 31, 2000, all of the Company's securities were classified as available for sale. The fair value and amortized cost of the Company's securities (excluding FHLB stock) at December 31, 2000 were $139.0 million and $141.3 million, respectively. For additional information on the Company's securities, see Note 4 of the Notes to Consolidated Financial Statements in the Annual Report to Shareholders filed as Exhibit 13 to this document (the "Annual Report).

     At December 31, 2000, the fair value and amortized cost of the Company's collaterized mortgage obligations ("CMOs") were $25.8 million and $26.1 million, respectively. CMOs owned by the Company consisted of either AAA rated securities or securities issued, insured or guaranteed either directly or indirectly by a federal agency. At December 31,2000, the fair value and amortized cost of the Company's mortgage-backed securities were $57.3 million and $58.0 million, respectively. All mortgage-backed securitied are issued, insured or guaranteed either directly or indirectly by a federal agency.

     Mortgage-backed securities and CMOs generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them. Such securities are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company. At December 31, 2000, $22.1 million or 26.7% of the Company's mortgage-backed securities and CMOs were pledged to secure various obligations of the Company.

     While mortgage-backed securities and CMOs carry a reduced credit risk as compared to whole loans, such securities remain subject to the risk that a fluctuating interest rate environment, along with other factors such as the geographic distribution of the underlying mortgage loans, may alter the prepayment rate of such mortgage loans and so affect both the prepayment speed, and value, of such securities. The prepayment risk associated with mortgage-backed securities is monitored periodically, and prepayment rate assumptions are adjusted as appropriate to update the Company's mortgage-backed securities accounting and asset/liability reports. Classification of the Company's mortgage-backed securities and CMOs portfolio as available for sale is designed to minimize that risk.

     At December 31, 2000, the final contractual maturity of 95.5% of all of the Company's mortgage-backed securities and CMOs were in excess of ten years. The actual maturity of a mortgage-backed security or CMO is typically less than its stated maturity due to prepayments of the underlying mortgages. Prepayments that are different than anticipated will affect the yield to maturity. The yield is based upon the interest income and the amortization of any premium or discount related to the mortgage-backed security or CMO. In accordance with generally accepted accounting principles, premiums and discounts are amortized/accreted over the estimated lives of the securities, which decrease and increase interest income, respectively. The prepayment assumptions used to determine the amortization/accretion period for premiums and discounts can significantly affect the yield of a mortgage-backed security, and these assumptions are reviewed periodically to reflect actual prepayments. Although prepayments of underlying mortgages depend on many factors, including the type of mortgages, the coupon rate, the age of the mortgages, the geographical location of the underlying real estate collateralizing the mortgages and general levels of market interest rates, the difference between the interest rates on the underlying mortgages and the prevailing mortgage interest rates generally is the most significant determinant of the rate of prepayments. During periods of falling mortgage interest rates, if the coupon rate of the underlying mortgages exceeds the prevailing market interest rates offered for mortgage loans, refinancing generally increases and accelerates the prepayment of the underlying mortgages and the related security. Under such circumstances, the Company may be subject to reinvestment risk because to the extent that the Company's mortgage-backed securities amortize or prepay faster than anticipated, the Company may not be able to reinvest the proceeds of such repayments and prepayments at a comparable rate.

     The following table sets forth the composition of the Company's securities portfolio and FHLB stock at the dates indicated.

                                                                            December 31,
                                       -------------------------------------------------------------------------------
                                                2000                      1999                       1998
                                       -------------------------------------------------------------------------------
                                        Carrying                  Carrying                   Carrying
                                        Value (1)    %of Total    Value (1)    %of Total     Value (1)    %of Total
                                       -----------    --------   -----------    --------    -----------    --------
                                                                     (Dollars in Thousands)
                                                                 C>                         C>
Securities:
 U.S. Government and agency            $  52,865         35.75%  $  85,033         38.50%   $  84,000         33.41%
 State and political subdivisions            303          0.20%        907          0.41%       1,837          0.73%
Corporate bonds                            2,203          1.49%      2,240          1.01%          --            --
Mortgage-backed securities                57,295         38.75%     81,941         37.10%      96,256         38.28%
 Collateralized mortgage
    obligations                           25,762         17.42%     42,024         19.02%      62,148         24.71%
                                       ---------       -------   ---------       -------    ---------       -------
 Total debt securities                   138,428         93.62%    212,145         96.04%     244,241         97.13%
Marketable equity
securities & mutual funds                    562          0.38%       ----          ----         ----          ----
FHLB stock                                 8,870          6.00%      8,748          3.96%       7,215          2.87%
                                       ---------       -------   ---------       -------    ---------       -------
 Total securities and FHLB stock       $ 147,860        100.00%  $ 220,893        100.00%   $ 251,456        100.00%
                                       =========       =======   =========       =======    =========       =======

     -------------------------------------

(1)Debt securities are classified as available for sale and are carried at fair value. The FHLB stock is non-marketable and accordingly is carried at cost.

     The composition and contractual maturities of the securities portfolio (all of which are categorized as available for sale), excluding FHLB stock, are indicated in the following table. The Company's securities portfolio at December 31, 2000, contained no securities of any issuer with an aggregate book value in excess of 10% of the Company's equity, excluding those issued by the United States Government or its agencies. Securities are stated at their contractual maturity date (mortgage-backed securities and collateralized mortgage obligations are included by final contractual maturity). Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                     December 31, 2000
                               ---------------------------------------------------------------------------------------
                                    Over One       Over Five
                                    Year through   Years through    Over
                                    Five Years     Ten Years      Ten Years          Total Securities
                                -------------- -------------- -------------- ---------------------------
                                Amortized Cost Amortized Cost Amortized Cost Amortized Cost Fair Value
                               -------------- -------------- -------------- -------------- ------------
                                                                 (Dollars in thousands)
U.S. Government and agency       $  2,000       $ 32,175       $ 19,529       $ 53,704       $ 52,865
State and political subdivisions      305            ---            ---          $ 305          $ 303
Corporate bonds                       ---            ---          2,538          2,538          2,203
Mortgage-backed securities          1,856            444         55,732         58,032         57,295
Collateralized mortgage
  obligations                         ---          1,460         24,642         26,102         25,762
                                  -------        -------        -------        -------        -------
Total debt securities            $  4,161       $ 34,079       $102,441       $140,681       $138,428
                                  =======        =======        =======        =======        =======
Weighted average yield              6.66%          6.55%          7.07%          6.93%
                                  =======        =======        =======        =======

Sources of Funds


     General


     The Company's primary sources of funds are deposits, borrowings, amortization and prepayment of loan and mortgage-backed security principal, maturities of securities, short-term investments, and funds provided from operations.

     Deposits


     The Company offers a variety of deposit products having a range of interest rates and terms. The Company's deposits consist of savings accounts, money market accounts, transaction accounts, and certificate accounts currently ranging in terms from 91 days to 60 months. The Company primarily solicits deposits from its primary market area and at December 31, 2000, did not have brokered deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits. The Company has utilized premiums and promotional gifts for new accounts in connection with the opening of new branches or with club accounts. At times the Company also uses small advertising give-aways in the aisles of the supermarkets where it maintains branches. For information regarding average balances and rate information on deposit accounts, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report and for information on the dollar amount of deposits in the various deposit types offered by the Company, see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.


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


     At December 31, 2000, the Company's certificates of deposit totaled $248.9 million. These certificates of deposit were issued at interest rates ranging from 3.21% to 7.14%. For additional information regarding certificate of deposit interest rates, see Note 8 of the Notes to Consolidated Financial Statements in the Annual Report.

     The following table indicates the amount of the Company's certificates of deposit by time remaining until maturity as of December 31, 2000.


                                               Maturity
                                -------------------------------------
                                           Over     Over
                                 3 Months  3 to 6  6 to 12    Over
                                  or Less  Months   Months  12 Months    Total
                                --------- -------- --------  --------   --------
                                            (In thousands)
Certificates of deposit
less than $100,000                $47,850  $29,666  $81,808   $56,907   $216,231

Certificates of deposit
of $100,000 or more                 4,468    3,369   15,905     8,901     32,643
                                --------- -------- --------  --------   --------

Total certificates of deposit     $52,318  $33,035  $97,713   $65,808   $248,874
                                ========= ======== ========  ========   ========

     Borrowings


     Although deposits are the Company's primary source of funds, the Company's policy generally has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company needs additional funds to satisfy loan demand.

     The Company's borrowings prior to 1996 primarily consisted of advances from the FHLB of New York. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At December 31, 2000, the Company had $71.4 million in FHLB advances. The Company also borrows funds through the use of securities repurchase agreements. At December 31, 2000, securities repurchase agreements totaled $ 72.5 million. The positive interest rate spread between the volume of pledged securities and the related borrowings has produced an increase in net interest income but at an interest rate spread that is less than that earned on other types of assets and liabilities. For further information regarding the Company's borrowings, see Note 9 of the Notes to Consolidated Financial Statements contained in the Annual Report.


     Subsidiary  and Other  Activities

     During 2000, Mohawk Valley Realty Corp. ("MVRC"), was incorporated as a special purpose real estate investment trust under New York State law. The Bank funded MVRC with approximately $104.5 million in residential real estate loans. The net income of MVRC is passed through to the Bank in the form of dividends.

     As a federally chartered savings association, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $14.0 million at December 31, 2000, in the stock of, or in loans to, service corporation subsidiaries. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. Federal associations also are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

     The Bank organized a single service corporation in 1984, which is known as ASB Insurance Agency, Inc. ("ASB Insurance"). In November 1996, the Company purchased the service corporation from the Bank for $1,000. ASB Insurance offers mutual funds, annuity and brokerage services through a registered broker-dealer to the Company's customers and members of the general public. ASB Insurance recognized gross revenues of $122,000 and $122,800 for the years ended December 31, 2000 and 1999, respectively.


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



     Federal Regulation of Savings Associations


     The OTS has extensive authority over the operations of savings associations. As part of this authority, the Bank is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS, its primary federal banking regulator, and the FDIC. The last regular OTS examination of the Bank was as of June 30, 2000. When these examinations are conducted by the OTS and the FDIC, the examiners, if they deem appropriate, may require the Bank to provide for higher general or specific loan loss reserves. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended December 31, 2000, was $135,300.

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

     The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At December 31, 2000, the Bank's lending limit was $ 9.6 million. The Bank is in compliance with the loans-to-one-borrower limitation.



     Insurance of Accounts and Regulation by the FDIC


     The Bank is a member of the BIF and SAIF, which are administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines, by regulation or order, to pose a serious risk to the insurance fund. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate deposit insurance if it determines that the institution has engaged in unsafe or unsound practices, or is in an unsafe or unsound condition.

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

     The FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF, such as the Bank, in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. The ranges of BIF premium rates in effect during 2000 was 0% to 0.27%. In addition, BIF insured institutions are required to contribute to the cost of financial bonds that were issued to finance the cost of resolving the thrift failures in the 1980s (the "FICO Premium").

     A portion of the insurance premium paid by the Bank is assessed for the SAIF because a portion of the deposits of the Bank are insured by the SAIF. For these deposits, the FDIC assesses a premium to maintain the reserve ratio of the SAIF at 1.25% of SAIF insured deposits. During the past several years, the FICO Premium rates for SAIF members were higher than those for BIF members. However, begining in 2000, the FICO Premium rates are the same for BIF and SAIF-insured deposits. SAIF members were also required to pay a special assessment to the SAIF in 1996.

     In general, the FDIC limits the insurance that may be paid to a person or entity through all of that person's or entity's deposit accounts to $100,000. The FDIC is considering whether to propose an increase in this limit, possibly to $200,000. Any increase in insurance could result in an increase in the premiums paid by all BIF and SAIF members. The FDIC is authorized to increase deposit insurance rates on a semi-annual basis if it determines that this action is necessary to cause the balance in the SAIF or BIF to reach the designated reserve ratio of 1.25% of insured deposits within a reasonable period of time. The FDIC may impose special assessments on SAIF or BIF members for any reason deemed necessary by the FDIC.


     Regulatory Capital Requirements


     All federally insured savings institutions are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. The OTS is also authorized to impose capital requirements in excess of these standards on a case-by-case basis. At December 31, 2000, the Bank was in compliance with its regulatory capital requirements. See Note 15 of the Notes to Consolidated Financial Statements contained in the Annual Report.

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


     Limitations on Dividends and Other Capital Distributions


     OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the retained earnings of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. For additional information on the limitations on dividends and other capital distributions, see Note 15 to the Notes to Consolidated Financial Statements in the Annual Report.


     Qualified  Thrift  Lender Test


     All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified under Section 7701(a)(19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans and investments. At December 31, 2000, the Bank met the test and has always met the test since its effectiveness.

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


Employees


     At December 31, 2000, the Company had a total of 218 employees, including 34 part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

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

     Benjamin Ziskin, age 42, is the Senior Vice President of the Company and the Bank since November 1998. Mr. Ziskin served as Treasurer of Amsterdam Federal Bank from 1985 to 1993 and was appointed Vice President of Amsterdam Federal Bank in 1989 and of AFSALA upon its formation in 1996.

     James J. Alescio, age 39, is Senior Vice President, Chief Financial Officer and the Treasurer of the Company and the Bank, positions he has held with the Company since November 1998. Mr. Alescio served as Assistant Treasurer of Amsterdam Federal Bank from 1984 to 1987 and was appointed Treasurer and Chief Financial Officer of Amsterdam Federal Bank in 1993 and of AFSALA upon its formation.

     Thomas Nachod, age 59, is Senior Vice President of the Company and the Bank. Mr. Nachod joined the Company in December 1998. Between July 1997 to November 1998, he held the position of Senior Vice President at ALBANK. From November 1990 to June 1997, Mr. Nachod worked in a variety of rolls at KeyBank. In addition, Mr. Nachod served as Chief Executive Officer of two banks, Connecticut Community Bank in Greenwich, CT and Fidelity Bank of Scottsdale, AZ.

     Robert Kelly, age 53, is Vice President, Secretary and General Counsel to the Company, positions he has held with the Company since its incorporation in June 1995. Mr. Kelly has been Vice President and General Counsel to the Bank since July 1994. In January 1995 he was appointed Secretary of the Bank. Prior to joining the Bank in 1994, Mr. Kelly was self-employed in the general practice of law in the State of New York.


Item 2.    Description of Property


     The Company conducts its business at its main office, sixteen other banking offices and an operations office in its primary market area. The Company owns its Main Office, its operations center and three branch offices and leases the remaining thirteen branch offices. The Company also owns a parking lot located at 18-22 Division Street, Amsterdam, New York, which is used to service the main office. The net book value of the Company's premises and equipment (including land, buildings and leasehold improvements and furniture, fixtures and equipment) at December 31, 2000 was $5.3 million. See Note 7 of the Notes to Consolidated Financial Statements in the Annual Report. The Company believes that its current facilities are adequate to meet the present and foreseeable needs of the Bank and the Company, subject to possible future expansion.


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

Item 4.   Submission of Matters to a Vote of Security Holders


     No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended December 31, 2000.


                                     PART II


Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

               The information required herein is incorporated by reference to the section entitled "Stock Price Information" in the Annual Report.

Item 6.   Selected Financial Data


               The  information  required herein is incorporated by reference to
               the   section   entitled   "Selected    Consolidated    Financial
               Information" in the Annual Report.


Item 7.   Management's   Discussion  and  Analysis of  Financial  Condition  and
          Results of Operations


               The information required herein is incorporated by reference to the indentically captioned section in the Annual Report.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk


               The information required herein is incorporated by reference to the section entitled "Market Risk" in the Annual Report.


Item 8.   Financial Statements and Supplementary Data


               Financial statements listed in response to Item 14 of this report are herein incorporated by reference. Supplementary data included under the caption "Unaudited Consolidated Quarterly Financial Information" in the Annual Report is herein incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure


                None

                                    PART III

Item 10.     Directors and Executive Officers of the Registrant


Directors
---------


     Information concerning Directors of the Registrant is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 2001, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


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

     To the Company's knowledge, based soley on a review of the copies of such reports furnished to the Company and written representations that no other reports were required during the fiscal year ended December 31, 2000, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.


Item 11.     Executive Compensation


     Information concerning executive compensation is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 2001, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.

 Item 12.     Security  Ownership of Certain  Beneficial  Owners and Management


     Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 2001, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


Item 13.     Certain Relationships and Related Transactions


     Information concerning certain relationships and transactions is incorporated herein by reference from the Company's definitive Proxy Statement for the Annual Meeting of Shareholders scheduled to be held on May 18, 2001, except for information contained under the heading "Compensation Committee Report on Executive Compensation" and "Shareholder Return Performance Presentation", a copy of which will be filed not later than 120 days after the close of the fiscal year.


                                     PART IV


Item 14.     Exhibits,  Financial  Statement  Schedules, and Reports on Form 8-K


     (a) (1) Financial Statements:


     The following information appearing in the Annual Report (Exhibit 13), is incorporated by reference:

        -  Independent Auditors' Report
        - Consolidated Statements of Financial Condition as of December 31, 2000 and 1999
        - Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998
        - Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998
        - Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998

     (a) (2)  Financial Statement Schedules:


     All financial statement schedules have been omitted as the information is not required under the related instructions, is inapplicable, or is included in the consolidated financial statements and notes thereto.


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

10.2 Forms of Employment Agreements between the Registrant and James J. Alescio and Benjamin W. Ziskin, filed as exhibits to the Registrant's Registration Statement on Form S-4 (File No. 333-59721).

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

10.6 Standstill agreement with L. Seidman, filed as Ex-10.8 to Registrant's December 31,1999 Form 10-K

10.7                Registrant's 2001 Stock Option and Incentive Plan.

10.8                Amended Employment Agreement between the Registrant and John
                    M. Lisicki.

11 Statement re: computation of per share earnings (see Notes 1(n) and 12 of the Notes to Consolidated Financial Statements contained in the Annual Report to Shareholders filed as Exhibit 13 herein).

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



Date: March 26, 2001                      By: /s/ John M. Lisicki
      ------------------------------          ----------------------
                                              John M. Lisicki, President
                                              and Chief Executive Officer
                                              (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on March 26, 2001:

/s/ John M. Lisicki                       /s/ James J. Alescio
-----------------------------------       -------------------------------------
John M. Lisicki, President                James J. Alescio, Senior Vice
and Chief Executive Officer               President, Chief Financial Officer
(Principal Executive Officer)             (Principal Financial and Accounting
     `                                     officer)


/s/ Lauren T. Barnett                     /s/ James J. Bettini
-----------------------------------       -------------------------------------
Lauren T. Barnett, Director               James J. Bettini, Director



/s/ John J. Daly                          /s/ Dr. Daniel J. Greco
-----------------------------------      --------------------------------------
John J. Daly, Director                    Dr. Daniel J. Greco, Director



/s/ Seymour Holtzman                      /s/ Marvin R. LeRoy, Jr.
-----------------------------------       -------------------------------------
 Seymour Holtzman, Director               Marvin R. LeRoy, Jr., Director



/s/ Allan R. Lyons                        /s/ Charles S. Pedersen
-----------------------------------       -------------------------------------
Allan R. Lyons, Director                  Charles S. Pedersen, Director



/s/ William L. Petrosino                  /s/ Lawrence B. Seidman
-----------------------------------       -------------------------------------
William L. Petrosino, Director            Lawrence B. Seidman


/s/ Dr. Ronald S. Tecler                  /s/ John A. Tesiero
-----------------------------------       -------------------------------------
Dr. Ronald S. Tecler, Director            John A. Tesiero, Jr., Director


/s/ Charles E. Wright
-----------------------------------
Charles E. Wright, Director