Form 10-Q
period 2001-03-31
AMBANC HOLDING CO INC
filed 2001-05-11
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended March 31, 2001
                                         --------------
                                       or

[ ] TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE  SECURITIES
EXCHANGE ACT OF 1934 For the transition period from              to            .
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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at May 9, 2001
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                              4,497,468

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
March 31, 2001



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Statements of Financial Condition at
               March 31, 2001 and December 31, 2000........................... 3

               Consolidated Statements of Income for the three months
               ended March 31, 2001 and 2000.................................. 4

               Consolidated Statements of Cash Flows for the three
               months ended March 31, 2001 and 2000........................... 5

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....21

Part II.   OTHER INFORMATION..................................................21

Item 6.    Exhibits and Reports on Form 8-K...................................21

SIGNATURES....................................................................22

Part I.   Financial Information
Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition (unaudited)
(dollars in thousands)                                   March 31,  December 31,
                                                           2001        2000
                                                          --------   --------
                                Assets                  (unaudited)
Cash and due from banks ................................ $  14,084  $  15,306
Federal funds sold .....................................    56,100     11,600
Interest-bearing deposits ..............................    10,016     51,591
                                                          --------   --------
     Cash and cash equivalents .........................    80,200     78,497
                                                          --------   --------
Securities available for sale, at fair value ...........   138,335    138,990
Federal Home Loan Bank of New York stock, at cost ......     8,870      8,870
Loans receivable .......................................   463,629    465,703
     Allowance for loan losses .........................    (5,733)    (5,745)
                                                          --------   --------
     Loans receivable, net .............................   457,896    459,958
                                                          --------   --------
Accrued interest receivable ............................     3,698      4,103
Premises and equipment, net ............................     5,248      5,288
Real estate owned and repossessed assets ...............       210        373
Goodwill,net ...........................................     6,725      6,858
Bank-owned life insurance ..............................    10,222        222
Other assets ...........................................     3,050      3,477
                                                          --------   --------
     Total assets ...................................... $ 714,454  $ 706,636
                                                          ========   ========
                 Liabilities and Shareholders' Equity
Liabilities:
   Deposits ............................................ $ 485,712  $ 478,592
   Federal Home Loan Bank short-term borrowings ........        --      5,000
   Federal Home Loan Bank long-term advances ...........    69,852     66,435
   Securities sold under agreements to repurchase ......    72,500     72,500
   Advances from borrowers for taxes and insurance .....     2,456      3,402
   Accrued interest payable ............................     1,029      1,108
   Accrued expenses and other liabilities ..............     4,851      2,477
                                                          --------   --------
     Total liabilities .................................   636,400    629,514
                                                          --------   --------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none issued at March 31, 2001 and
    December 31, 2000 ..................................       --         --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,432,245 shares issued at March 31, 2001
    and December 31, 2000 ..............................        54         54
   Additional paid-in capital ..........................    63,609     63,529
   Retained earnings,substantially restricted ..........    30,711     29,994
   Treasury stock, at cost (899,277  shares at March 31,
      2001 and 829,279 shares at December 31, 2000) ....   (14,262)   (13,032)
   Unallocated common stock held by ESOP ...............    (1,801)    (1,909)
   Unearned RRP shares .................................      (144)      (126)
   Accumulated other comprehensive loss ................      (113)    (1,388)
                                                          --------   --------
     Total shareholders' equity ........................    78,054     77,122
                                                          --------   --------
     Total liabilities and shareholders' equity ........ $ 714,454  $ 706,636
                                                          ========   ========
See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share amounts)
                                                       Three months ended
                                                             March 31,
                                                           2001    2000
                                                          ------- -------
Interest and dividend income:
   Loans receivable ..................................... $ 8,709 $ 8,697
   Securities available for sale ........................   2,374   3,667
   Federal funds sold and interest-bearing deposits .....     900      33
   Federal Home Loan Bank stock .........................     163     147
                                                          ------- -------
     Total interest and dividend income .................  12,146  12,544
                                                          ------- -------
Interest expense:
   Deposits .............................................   4,902   4,364
   Borrowings ...........................................   2,234   2,664
                                                          ------- -------
     Total interest expense .............................   7,136   7,028
                                                          ------- -------
     Net interest income ................................   5,010   5,516
Provision for loan losses ...............................     120     120
                                                          ------- -------
     Net interest income after provision
       for loan losses ..................................   4,890   5,396
                                                          ------- -------
Non-interest income:
   Service charges on deposit accounts ..................     319     335
   Net gains on securities transactions .................      25      --
   Gain on curtailment of pension plan ..................   1,020      --
   Other ................................................     195     154
                                                          ------- -------
     Total non-interest income ..........................   1,559     489
                                                          ------- -------
Non-interest expenses:
   Salaries, wages and benefits .........................   1,998   2,102
   Occupancy and equipment ..............................     663     611
   Data processing ......................................     410     387
   Real estate owned and repossessed assets expenses, net       9       3
   Professional fees ....................................     115      90
   Amortization of goodwill .............................     133     133
   Other ................................................     720     852
                                                          ------- -------
     Total non-interest expenses ........................   4,048   4,178
                                                          ------- -------
Income  before taxes ....................................   2,401   1,707
Income tax expense ......................................     985     723
                                                          ------- -------
     Net income ......................................... $ 1,416 $   984
                                                          ======= =======
Basic earnings per share ................................ $  0.33 $  0.21
Diluted earnings per share .............................. $  0.32 $  0.21

See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)                                       Three months
                                                            ended March 31,
                                                            2001       2000
                                                         --------     -------
Increase (decrease) in cash and cash equivalents:
 Cash flows from operating activities:
   Net income ........................................   $  1,416    $    984
   Adjustments to reconcile net income  to net
   cash provided by operating activities:
     Depreciation and amortization of premises
          and equipment ..............................        232         223
     Amortization of goodwill ........................        133         133
     Net amortization of premiums on securities ......         50          73
     Provision for loan losses .......................        120         120
     Provision for losses and writedowns on real
          estate owned and repossessed assets ........         --           3
     Net gains on securities transactions ............        (25)         --
     Net gains on sales of real estate owned
          and repossessed assets .....................         (4)        (12)
     ESOP compensation expense .......................        188         154
     RRP expense .....................................        112         121
     Gain on curtailment of pension plan .............      1,020          --
    (Increase)decrease in accrued interest receivable
          and other assets ...........................       (929)        569
     Decrease in accrued interest
          payable and accrued expenses
          and other liabilities ......................       (250)     (2,305)
                                                         --------     -------
                Net cash provided by
                      operating activities ...........      2,063          63
                                                         --------     -------

 Cash flows from investing activities:
     Proceeds from sales of securities
           available for sale ........................     25,370          --
     Purchases of securities available for sale ......    (32,180)        (77)
     Proceeds from principal paydowns, maturities
           and calls of securities available for sale      12,111       4,022
     Net loans repaid by(made to) customers ..........     11,750      (2,017)
     Purchases of loans ..............................     (9,830)         --
     Purchase of bank-owned life insurance ...........    (10,000)         --
     Purchases of premises and equipment .............       (302)       (232)
     Proceeds from sales of real estate owned and
          repossessed assets .........................        189          83
                                                         --------     -------
               Net cash (used in) provided by
                      investing activities ...........     (2,892)      1,779
                                                         --------     -------

                                                                     (continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)
(dollars in thousands)                                       Three months
                                                            ended March 31,
                                                            2001       2000
                                                         --------     -------
 Cash flows from financing activities:
    Net increase  in deposits ........................  $   7,120    $ 14,163
    Net decrease in FHLB short-term borrowings .......     (5,000)    (19,900)
    Proceeds from FHLB long-term advances ............      5,000      15,000
    Repayments of FHLB long-term advances ............     (1,583)       (279)
    Repayments of repurchase agreements ..............         --     (25,000)
    Decrease in advances from borrowers
          for taxes and insurance ....................       (946)       (913)
    Purchases of treasury stock ......................     (1,372)       (922)
    Dividends paid ...................................       (687)       (542)
                                                         --------     -------
          Net cash provided by (used in)
            financing activities .....................      2,532     (18,393)
                                                         --------     -------

Net increase(decrease) in cash and
         cash equivalents ............................      1,703     (16,551)
Cash and cash equivalents at beginning of period .....     78,497      29,611
                                                         --------     -------
Cash and cash equivalents at end of period ...........   $ 80,200    $ 13,060
                                                         ========     =======

Supplemental disclosures of cash flow information - cash paid during the period for:

Interest .............................................   $  7,215    $  7,315
                                                         ========     =======

Income taxes .........................................   $    115        --
                                                         ========     =======

Noncash investing and financing activities:
Net transfer of loans to real estate owned
     and repossessed assets ..........................   $     22    $    105
                                                         ========     =======
Adjustment of securities available for sale to
     fair value, net of tax ..........................   $  1,275    $     57
                                                         ========     =======
Net book value of premises and equipment transferred
     to assets held for sale .........................   $    113        --
                                                         ========     =======
Issuance of RRP shares ...............................   $    130    $    171
                                                         ========     =======
Purchases of securities available for sale pending
     settlement and included in other liabilities ....   $  2,545    $   --
                                                         ========     =======

See accompanying notes to unaudited interim consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) In management's opinion, the financial information included herein, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three month periods ended March 31, 2001 and 2000, in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 2000 Annual Report on Form 10-K. The results of operations for the 2001 interim period are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2001.

(2) Amounts in the prior periods' unaudited interim consolidated financial statements are reclassified whenever necessary to conform to current period's presentation.

(3)  Earnings per Share

Basic earnings per share (EPS) excludes dilution and is calculated by dividing net income available to common shareholders by the weighted-average number of shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for purposes of computing EPS. Shares of restricted stock (RRP shares) are considered outstanding common shares and included in the computation of basic EPS when they become fully vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options and unvested RRP shares) were exercised into common stock or resulted in the issuance or vesting of common stock.

     The  calculation  of basic EPS and  diluted EPS is as follows:

                                             Net          Weighted-
                                           Income          Average     Per Share
                                       (in thousands)      Shares       Amount
For the quarter ended March 31, 2001    ------------     ----------    ---------
Basic EPS
Net income                                   $1,416       4,350,543        $0.33
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                85,721
Unvested RRP shares                                          16,167
                                                          ---------
Diluted EPS
Net income                                   $1,416       4,452,431        $0.32
                                             ======       =========        =====
For the quarter ended March 31, 2000
Basic EPS
Net income                                   $  984       4,669,625        $0.21
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                 5,651
Unvested RRP shares                                          16,700
                                                          ---------
Diluted EPS
Net income                                   $  984       4,691,976        $0.21
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

     Comprehensive income for the three-month periods ended March 31, 2001 and 2000 was $2.7 million and $1.0 million, respectively.


(5)  Derivative Instruments and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted Statement No. 133, as amended, on January 1, 2001. As of January 1, 2001, and during the three months ended March 31, 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of Statement No. 133 did not have a material impact on the Company's consolidated financial statements.




ITEM 2.

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


General

Ambanc Holding Co., Inc. ("Ambanc" or the "Company") is a unitary savings and loan holding company. Ambanc was formed as a Delaware Corporation to act as the holding company for the former Amsterdam Savings Bank, FSB (now known as Mohawk Community Bank) upon the completion of Amsterdam Savings Bank's conversion from the mutual to stock form on December 26, 1995.


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

The Company has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loan to asset ratio with emphasis on originating traditional one- to four-family residential mortgage and home equity loans in its primary market area. Recently, the Company has also been focusing on the origination of commercial-type loans, including entering into participation agreements with other financial institutions. At March 31, 2001, the Company's loans receivable, net, to assets ratio was 64.1%, as compared with 65.1% at December 31, 2000. The Company's portfolio of one- to four-family residential mortgage and home equity loans was 81.1% of total loans at March 31, 2001. Total commercial-type loans were 14.2% of total loans at March 31, 2001, up from 11.8% at December 31, 2000.



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


Financial Condition

Comparison of Financial Condition at March 31, 2001 and December 31, 2000. Total assets increased by $7.8 million, or 1.1%, to $714.5 million at March 31, 2001 from $706.6 million at December 31, 2000, primarily due to increases in cash and cash equivalents and bank-owned life insurance of $1.7 million and $10.0 million, respectively, partially offset by decreases in securities available for sale and loans receivable, net of $655 thousand and $2.1 million, respectively.

Cash and cash equivalents increased by $1.7 million, or 2.2%, to $80.2 million at March 31, 2001 from $78.5 million at December 31, 2000. This increase was primarily due to an increase in federal funds sold of $44.5 million from $11.6 million at December 31, 2000 to $56.1 million at March 31, 2001. Offsetting this increase were decreases in interest-bearing deposits and cash and due from banks from $51.6 million and $15.3 million, respectively, at December 31, 2000, to $10.0 million and $14.1 million, respectively, at March 31, 2001. The Company anticipates redeploying the funds invested in federal funds sold and interest-bearing deposits into the loan portfolio as market conditions permit.

Securities available for sale decreased $655 thousand to $138.3 million at March 31, 2001 from $139.0 million at December 31, 2000. Sales, maturities, paydowns and calls of securities totaling $37.5 million were almost completely offset by purchases of $34.7 million. In addition, the net unrealized loss on securities available for sale decreased $2.1 million due to decreases in market interest rates during the quarter.

Loans receivable, net decreased $2.1 million from $460.0 million at December 31, 2000, to $457.9 million at March 31, 2001. During the second half of 2000, the Company entered into commercial real estate and commercial business loan participations with an unrelated financial institution in its market area. This strategy is consistent with management's focus on the growth of the commercial loan portfolio. During the first quarter of 2001, the Company purchased $9.8 million of commercial real estate and commercial business loan participations. This increase was more than offset by decreases in most other loan categories, primarily one-to-four family mortgage loans (down $6.5 million), home equity loans (down $893 thousand), and consumer loans (down $677 thousand).

Bank-owned life insurance increased $10.0 million due to the Company's purchase of additional bank-owned life insurance during the quarter.

Other assets decreased $427 thousand, or 12.3%, to $3.1 million at March 31, 2001 due primarily to the deferred tax consequences related to the adjustment of securities available for sale to fair value.

Deposits increased by $7.1 million, or 1.5%, to $485.7 million at March 31, 2001 from $478.6 million at December 31, 2000. The growth for the quarter was primarily in time deposits, which increased $5.6 million from $248.9 million to $254.4 million; NOW accounts, which increased $1.2 million from $46.3 million to $47.5 million; and non-interest-bearing demand deposits, which increased $2.1 million from $38.6 million to $40.7 million. These increases were partially offset by decreases in savings accounts, which decreased $1.5 million from $121.4 million to $119.9 million, and money market accounts, which decreased $271 thousand from $23.4 million to $23.1 million.

Short-term borrowings from the Federal Home Loan Bank ("FHLB") decreased by $5.0 million, to $0 at March 31, 2001. This funding reduction was replaced with a $5.0 million long-term advance from the FHLB. Long-term advances from the FHLB increased $3.4 million, or 5.1%, to $69.9 million at March 31, 2001 from $66.4 million at December 31, 2000. The shift to longer-term borrowings is part of the Company's effort to improve its interest rate risk position by more closely matching the maturities of its assets and liabilities.

Accrued expenses and other liabilities increased $2.4 million, or 95.8%, to $4.9 million at March 31, 2001, due primarily to securities purchased from brokers pending settlement.

Shareholders' equity increased $932 thousand, or 1.2%, from $77.1 million at December 31, 2000 to $78.1 million at March 31, 2001, primarily due to net income of $1.4 million and the decrease in net unrealized losses on securities available for sale, net of tax, of $1.3 million, partially offset by treasury stock purchases totaling $1.4 million and the payment of cash dividends of $687 thousand for the quarter. Other items impacting shareholders' equity during the first quarter of 2001 were the release of ESOP shares, as well as the continued amortization of unearned RRP shares.


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

                                                                      Three months ended March 31,
                                                              2001                                  2000
                                          ------------------------------------  ------------------------------------ -
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning assets                                                        (Dollars in thousands)
  Loans receivable(1)                           $466,636      $8,709     7.57%        $471,035      $8,697     7.43%
  Securities available for sale (AFS)(2)         141,544       2,374     6.80%         220,860       3,667     6.68%
  Federal Home Loan Bank stock                     8,870         163     7.45%           8,748         147     6.76%
  Federal funds sold and interest-bearing
     deposits                                     62,423         900     5.85%           2,566          33     5.17%
                                          --------------   ---------  --------  --------------   ---------  --------
      Total earning assets                       679,473      12,146     7.25%         703,209      12,544     7.17%
                                          --------------   ---------  --------  --------------   ---------  --------
Allowance for loan losses                         (5,777)                               (5,530)
Unrealized gain(loss) on AFS securities           (1,618)                              (10,537)
Other assets                                      31,453                                36,129
                                          ---------------                       ---------------
Total average assets                            $703,531                              $723,271
                                          ===============                       ===============

Interest-bearing liabilities
  Savings deposits                               122,332         786     2.61%         128,524         878     2.75%
  NOW  deposits                                   46,566         222     1.93%          35,962         110     1.23%
  Certificates of deposit                        249,535       3,670     5.96%         231,923       3,103     5.38%
  Money market accounts                           22,892         224     3.97%          28,617         273     3.84%
  Borrowed funds                                 144,288       2,234     6.28%         181,999       2,664     5.89%
                                          --------------   ---------  --------  --------------   ---------  --------
      Total interest-bearing liabilities         585,613       7,136     4.94%         607,025       7,028     4.66%
                                          --------------   ---------  --------  --------------   ---------  --------
Demand deposits                                   35,906                                35,358
Other liabilities                                  4,957                                 5,221
                                          ---------------                       ---------------
Total liabilities                                626,476                               647,604
                                          ---------------                       ---------------
Stockholders' equity                              77,055                                75,667
                                          ---------------                       ---------------
Total average liabilities & equity              $703,531                              $723,271
                                          ===============                       ===============

    Net interest income                                       $5,010                                $5,516

    Interest rate spread                                                 2.31%                                 2.51%

    Net earning assets                          $ 93,860                              $ 96,184

    Net interest margin                                                  2.99%                                 3.15%
    Average  earning  assets/
     Average  interest-bearing  liabilities       116.03%                               115.85%

 (1)  Calculated  net of deferred loan fees and costs, loan discounts and loans in process.
 (2)  Securities available for sale exclude securities pending settlement.

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

                                                  Three months ended March 31,
                                                           2001 vs. 2000
                                                -------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)
                                                ---------    --------  --------
Earning assets                                         (Dollars in thousands)
  Loans receivable ..........................    $  (105)   $    117    $    12
  Securities available for sale .............     (1,360)         67     (1,293)
  Federal Home Loan Bank stock ..............          3          13         16
  Federal funds sold and interest-bearing
    deposits.................................        862           5        867
                                                ---------    --------  --------
      Total earning assets ..................       (600)        202       (398)
                                                ---------    --------  --------
Interest-bearing liabilities
  Savings deposits ..........................        (44)        (48)       (92)
  NOW  deposits .............................         38          74        112
  Certificates of deposit ...................        234         333        567
  Money market accounts .....................        (58)          9        (49)
  Borrowed funds ............................       (592)        162       (430)
                                                ---------    --------  --------
      Total interest-bearing liabilities ....       (422)        530        108
                                                ---------    --------  --------
    Net interest income .....................    $  (178)     $ (328)    $ (506)
                                                =========    ========  ========

Comparison of Operating Results for the Three Months Ended March 31, 2001 and 2000.

Net Income. Net income increased by $432 thousand, or 43.9%, for the three months ended March 31, 2001 to $1.4 million from $984 thousand for the three months ended March 31, 2000. Diluted EPS was $0.32 for the three months ended March 31, 2001, up from $0.21 for the three months ended March 31, 2000. Net income for the three months ended March 31, 2001 was significantly impacted by a $1.0 million ($634 thousand after-tax) curtailment gain related to the freezing of benefit accruals and participation in the Company's defined benefit pension plan. Excluding this curtailment gain, net income for the three months ended March 31, 2001 would have been $782 thousand, or diluted EPS of $0.18 per share.

Net Interest Income. Net interest income decreased $506 thousand, or 9.4%, to $5.0 million for the three months ended March 31, 2001 from $5.5 million for the three months ended March 31, 2000. The decrease in net interest income was primarily due to a decrease in the interest rate spread from 2.51% for the three months ended March 31, 2000 to 2.31% for the three months ended March 31, 2001, as well as a decrease in the net interest margin from 3.15% to 2.99%.

Earning assets consist of loans receivable, securities available for sale, federal funds sold and interest-bearing deposits, and FHLB of New York stock. Interest-bearing liabilities consist of interest-bearing deposits, FHLB advances and securities repurchase agreements.

The interest rate spread, which is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities, decreased to 2.31% for the three months ended March 31, 2001, from 2.51% for the three months ended March 31, 2000. The decrease in the interest rate spread is due to the increase in the average cost of interest-bearing liabilities exceeding the increase in the average yield on earning assets during the period. The average yield on earning assets increased from 7.17% for the three months ended March 31, 2000 to 7.25% for the three months ended March 31, 2001. This increase was more than offset by increases in the average rate paid on certificates of deposit and borrowings of 58 basis points, to 5.96%, and 39 basis points, to 6.28%, respectively. Thus, the average cost of interest-bearing liabilities increased to 4.94% for the three months ended March 31, 2001 from 4.66% for the previous period.

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

Interest and Dividend Income. Interest and dividend income decreased by $398 thousand, or 3.2%, to $12.1 million for the three months ended March 31, 2001 from $12.5 million for the three months ended March 31, 2000. The decrease was largely the result of the decrease in the average balance of earning assets from $703.2 million for the three months ended March 31, 2000 to $679.5 million for the three months ended March 31, 2001. Offsetting the decrease in the average balance of earning assets was an 8 basis point increase in the average yield on total earning assets. The yield on the average balance of earning assets was
7.25%  and  7.17%  for  the  three   months  ended  March  31,  2001  and  2000,
respectively.

Interest and fees on loans increased $12 thousand to $8.7 million for the three months ended March 31, 2001. This increase was primarily the result of an increase in the average yield on net loans receivable from 7.43% for the three months ended March 31, 2000 to 7.57% for the three months ended March 31, 2001, offset almost entirely by a decrease in the average balance of loans receivable of $4.4 million.

Interest and dividend income on securities available for sale decreased $1.3 million, or 35.3%, to $2.4 million for the three months ended March 31, 2001 from $3.7 million for the previous period. This decrease is primarily the result of a decrease in the average balance of securities available for sale of $79.3 million, or 35.9%.

Interest income on federal funds sold and interest-bearing deposits increased $867 thousand to $900 thousand for the three months ended March 31, 2001 from $33 thousand for the previous quarter primarily due to a increase in the average balance of federal funds sold and interest-bearing deposits of $59.9 million, coupled with a 68 basis point increase in the average yield.

Interest Expense. Total interest expense increased by $108 thousand, or 1.5%, to $7.1 million for the three months ended March 31, 2001 from $7.0 million for the three months ended March 31, 2000. Total average interest-bearing liabilities decreased by $21.4 million, or 3.5%, to $585.6 million for the first quarter of 2001 compared to $607.0 million for the same period of the previous year primarily due to the pay down of borrowed funds, partially offset by an increase in average interest-bearing deposits. The average balance of borrowed funds decreased $37.7 million, or 20.7%, from $182.0 million for the three months ended March 31, 2000 to $144.3 million for the three months ended March 31, 2001. During the same periods, the average rate paid on interest-bearing liabilities increased by 28 basis points to 4.94% from 4.66%.

Total interest expense for the three months ended March 31, 2001 increased primarily due to an increase of 58 basis points, to 5.96%, in the average rate paid on certificates of deposit during the period. In addition, the average balance on these deposit accounts increased to $249.5 million for the three months ended March 31, 2001, from $231.9 million for the previous period. Likewise, interest expense relative to NOW accounts increased as a result of increases in the average rate paid on NOW accounts coupled with an increase in the average balance of $10.6 million, or 29.5%. The average rate paid on NOW accounts increased from 1.23% for the three months ended March 31, 2000 to 1.93% for the three months ended March 31, 2001.

Provision for Loan Losses. The Company's provision for loan losses is based upon management's analysis of the adequacy of the allowance for loan losses. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The provision for loan losses for the three months ended March 31, 2001 and 2000 was $120 thousand, reflecting the consistency of non-performing loans and net charge-offs, as well as the increase in the percentage of commercial-type loans in the portfolio. The Company's ratio of non-performing loans to total loans was 0.72% and 0.70% at March 31, 2001 and December 31, 2000, respectively.

Non-Interest Income. Total non-interest income increased by $1.1 million, or 218.8%, to $1.6 million for the three months ended March 31, 2001 from $489 thousand for the three months ended March 31, 2000. Significantly impacting non-interest income for the quarter ended March 31, 2001 was a $1.0 million curtailment gain related to the freezing of benefit accruals and participation in the Company's defined benefit pension plan. Excluding this curtailment gain and $25 thousand of net gains on securities transactions, total non-interest income was up slightly from the comparable period of the previous year.

Non-Interest Expenses. Non-interest expenses decreased $130 thousand, or 3.1%, to $4.0 million for the three months ended March 31, 2001 from $4.2 million for the three months ended March 31, 2000 primarily due to decreased costs associated with salaries, wages and benefits and promotion and advertising expense. Also impacting non-interest expenses during the first quarter of 2001 was the acceleration of lease expense and the amortization of leasehold improvements due to the announced closing of a branch, which will take place in June 2001. These and other changes are discussed in more detail below.

Salaries, wages and benefits expense decreased by $104 thousand, or 4.9%, for the first quarter of 2001 due primarily to the recognition of a net periodic pension credit of $64 thousand in the first quarter of 2001 compared to a net periodic pension expense of approximately $34 thousand recognized during the first quarter of 2000. This reduction is related to the curtailment of the Company's pension plan noted above, which reduced the service cost component of net periodic pension cost/credit. However, during the first quarter of 2001 the Company recognized $37 thousand in expense related to matching contributions under the Company's 401(k) plan. No matching contributions were made during the first quarter of 2000. Also contributing to the decrease in salaries, wages and benefits was the elimination of temporary outside services relative to work performed during the second half of 1999 and through the first quarter of 2000. Management believes that salaries, wages and benefits expenses may fluctuate in future periods as costs related to the Company's ESOP are dependent on the Company's average stock price. The expense related to the ESOP for the first quarter of 2001 was $34 thousand higher than the comparable quarter in 2000 due to the increased stock price in 2001 relative to 2000.

Occupancy and equipment increased $52 thousand, or 8.5%, to $663 thousand for the three months ended March 31, 2001, from $611 thousand in 2000 primarily due to the acceleration of lease expense and the amortization of leasehold improvements during the first quarter of 2001, on a branch office scheduled to close June 2001.

Data processing increased $23 thousand, or 5.9%, from $387 thousand in the 2000 period to $410 thousand for the three months ended March 31, 2001 due primarily to the increase in volume of deposit and loan accounts serviced by the Company.

Professional fees increased $25 thousand, or 27.8%, to $115 thousand for the three months ended March 31, 2001, from $90 thousand for the comparable period of the previous year. The increased professional fees were primarily associated with certain tax planning strategies being implemented by the Company.

Other non-interest expenses decreased $132 thousand, or 15.5%, to $720 thousand for the three months ended March 31, 2001 when compared to the previous period. This decrease was primarily due to expenses associated with the promotion and advertising of certain time deposit products offered during the quarter ended March 31, 2000. No such special promotion and advertising was conducted during the first quarter of 2001.

Income Tax Expense. Income tax expense increased by $262 thousand, or 36.2%, to $985 thousand for the three months ended March 31, 2001 from $723 thousand for the three months ended March 31, 2000. The increase was primarily the result of the increase in income before taxes, partially offset by the impact of certain tax planning strategies implemented by the Company in the second quarter of 2000.

ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

                                    March 31,  December 31,
                                      2001         2000
                                      ------      ------
                                        (In thousands)
Non-accruing loans:
   One-to four-family (1)........     $1,680      $1,471
   Commercial real estate .......       --            44
   Consumer .....................        493         418
   Commercial business ..........        439         515
                                      ------      ------
     Total ......................      2,612       2,448
                                      ------      ------

Accruing loans delinquent
   more than 90 days:
   One-to four-family (1)........        167         247
   Consumer .....................          6          10
                                      ------      ------
     Total ......................        173         257
                                      ------      ------

Troubled debt restructured loans:
   One-to four-family (1)........         82          82
   Commercial real estate .......        453         458
   Commercial business ..........       --             1
                                      ------      ------
     Total ......................        535         541
                                      ------      ------
Total non-performing loans ......      3,320       3,246
                                      ------      ------

Foreclosed and repossessed assets:
   One-to four-family (1)........        176         232
   Commercial real estate .......       --           112
   Consumer .....................         34          29
                                      ------      ------
     Total ......................        210         373
                                      ------      ------

Total non-performing assets .....     $3,530      $3,619
                                      ======      ======

Non-performing loans as a
  percentage of total loans .....       0.72%       0.70%
                                      ======      ======
Non-performing assets as a
  percentage of total assets ....       0.49%       0.51%
                                      ======      ======

(1)  Includes home equity loans.

Allowance for Loan Losses


     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the loan portfolio and changes in the nature and volume of loan activity, including those loans that are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. The following table sets forth an analysis of the Company's allowance for loan losses.

                                             For the three months
                                                ended March 31,
                                              2001          2000
                                            -------       -------
                                                 (In thousands)

Balance at beginning of period ........     $ 5,745       $ 5,509

Charge-offs:
     One- to four-family (1)...........        --              (1)
     Consumer .........................         (38)         (132)
     Commercial business ..............         (98)         --
                                            -------       -------
        Total charge-offs .............        (136)         (133)
                                            -------       -------
Recoveries:
     One- to four-family (1)...........           1          --
     Consumer .........................           3             6
     Commercial business ..............        --               4
                                            -------       -------
        Total recoveries ..............           4            10
                                            -------       -------
Net charge-offs .......................        (132)         (123)
Provisions charged to operations ......         120           120
                                            -------       -------
Balance at end of period ..............       5,733         5,506
                                            =======       =======

Ratio of allowance for loan
losses to total loans (period end) ....        1.24%         1.16%

Ratio of allowance for loan losses
to non-performing loans (at period end)      172.68%       171.42%

Ratio of net charge-offs during the
period to average loans outstanding
during period (annualized) ............        0.11%         0.11%

(1) Includes home equity loans.

Liquidity and Capital Resources

The Bank is required by OTS regulations to maintain sufficient liquidity to ensure its safe and sound operation. The Company's sources of liquidity include cash flows from operations, principal and interest payments on loans, mortgage-backed securities and collateralized mortgage obligations, maturities of securities, deposit inflows, borrowings from the FHLB of New York and proceeds from the sale of securities sold under agreements to repurchase.

While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and prepayments on loans and securities are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight and short-term deposits which provide liquidity to meet lending requirements.

In addition to deposit growth, the Company borrows funds from the FHLB of New York or may utilize other types of borrowed funds to supplement its cash flows. At March 31, 2001 and December 31, 2000, the Company had $69.9 million and $71.4 million, respectively, in outstanding borrowings from the FHLB and $72.5 million in securities repurchase agreements (at both dates), the vast majority of which are also with the FHLB.

As of March 31, 2001 and December 31, 2000, the Company had $138.3 million and $139.0 million, respectively, of securities classified as available for sale. The liquidity of the securities available for sale portfolio provides the Company with additional potential cash flows to meet loan growth and deposit flows.

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

The Bank is subject to federal regulations that impose certain minimum capital requirements. At March 31, 2001, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank was "well capitalized" at March 31, 2001 according to regulatory definition. At March 31, 2001, the Bank's tangible and core capital levels were both $63.3 million (9.00% of total adjusted assets) and its total risk-based capital level was $67.9 million (18.74% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 4.0% for core capital, and 8.0% for total risk-based capital.

During the first three months of 2001, the Company repurchased 78,033 shares of its common stock in open-market transactions at a total cost of $1.4 million.

Item 3.


     Quantitative And Qualitative Disclosures About Market Risk


     There have been no material changes in the Company's interest rate risk position since December 31, 2000. Other types of market risk, such as foreign exchange rate risk and commodity price risk, do not arise in the normal course of the Company's business activities.




Part II - Other Information

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

                None.

      (b)   Reports on Form 8-K

                None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.




/s/ John M. Lisicki
John M. Lisicki
President and Chief Executive Officer
(Principal Executive Officer)
Date:  May 11, 2001




/S/ James J. Alescio
James J. Alescio
Senior Vice President, CFO and Treasurer
(Principal Financial and Accounting Officer)
Date:  May 11, 2001