Form 10-Q
period 2001-06-30
AMBANC HOLDING CO INC
filed 2001-08-13
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended June 30, 2001
                                         --------------
                                       or

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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at August 10, 2001
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                               4,445,122

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
June 30, 2001



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Statements of Financial Condition at
               June 30, 2001 and December 31, 2000 ........................... 3

               Consolidated Statements of Income for the six months
               and three months ended June 30, 2001 and 2000 ................. 4

               Consolidated Statements of Cash Flows for the six
               months ended June 30, 2001 and 2000 ........................... 5

               Notes to Unaudited Interim Consolidated Financial Statements... 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations.......................................8

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.....27

Part II.   OTHER INFORMATION..................................................27

Item 4.    Submission of Matters to a Vote of Security Holders ...............27

Item 6.    Exhibits and Reports on Form 8-K...................................27

SIGNATURES....................................................................28

Part I.   Financial Information
Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition  (unaudited)
(dollars in thousands, except per share amounts)          June 30,  December 31,
                                                            2001        2000
                                                          ---------    ---------
                                Assets

Cash and due from banks ...............................   $  17,848   $  15,306
Federal funds sold ....................................      11,400      11,600
Interest-bearing deposits .............................          79      51,591
                                                          ---------   ---------
     Cash and cash equivalents ........................      29,327      78,497
                                                          ---------   ---------
Securities available for sale, at fair value ..........     177,032     138,990
Federal Home Loan Bank of New York stock, at cost .....       8,870       8,870
Loans receivable ......................................     470,331     465,703
     Allowance for loan losses ........................      (5,697)     (5,745)
                                                          ---------   ---------
     Loans receivable, net ............................     464,634     459,958
                                                          ---------   ---------
Accrued interest receivable ...........................       4,047       4,103
Premises and equipment, net ...........................       5,292       5,288
Real estate owned and repossessed assets ..............         340         373
Goodwill, net .........................................       6,592       6,858
Bank-owned life insurance .............................      10,354         222
Other assets ..........................................       4,607       3,477
                                                          ---------   ---------
     Total assets .....................................   $ 711,095   $ 706,636
                                                          =========   =========
                 Liabilities and Shareholders' Equity
Liabilities:
   Deposits ...........................................   $ 493,043   $ 478,592
   Federal Home Loan Bank short-term borrowings .......         --        5,000
   Federal Home Loan Bank long-term advances ..........      68,284      66,435
   Securities sold under agreements to repurchase .....      62,500      72,500
   Advances from borrowers for taxes and insurance ....       3,960       3,402
   Accrued interest payable ...........................         978       1,108
   Accrued expenses and other liabilities .............       5,096       2,477
                                                          ---------   ---------
     Total liabilities ................................     633,861     629,514
                                                          ---------   ---------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at June 30, 2001 and
    December 31, 2000 .................................         --        --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,432,245 outstanding at June 30, 2001
    and December 31, 2000 .............................          54          54
   Additional paid-in capital .........................      63,760      63,529
   Retained earnings,substantially restricted .........      30,760      29,994
   Treasury stock, at cost (924,965  shares at June 30,
      2001 and 829,279 shares at December 31, 2000) ...     (14,807)    (13,032)
   Unallocated common stock held by ESOP ..............      (1,695)     (1,909)
   Unearned RRP shares ................................         (65)       (126)
   Accumulated other comprehensive loss ...............        (773)     (1,388)
                                                          ---------   ---------
     Total shareholders' equity .......................      77,234      77,122
                                                          ---------   ---------
     Total liabilities and shareholders' equity .......   $ 711,095   $ 706,636
                                                          =========   =========
See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Income (unaudited)
(dollars in thousands, except per share amounts)

                                                                Six months           Three months
                                                               ended June 30,        ended June 30,
                                                              2001        2000      2001        2000
                                                            --------    --------   --------    --------
Interest and dividend income:
   Loans receivable .....................................   $ 17,387   $ 17,389    $  8,678   $  8,692
   Securities available for sale ........................      5,026      7,225       2,652      3,558
   Federal funds sold and interest-bearing deposits .....      1,350         72         450         39
   Federal Home Loan Bank stock .........................        311        294         148        147
                                                            --------   --------    --------   --------
     Total interest and dividend income .................     24,074     24,980      11,928     12,436
                                                            --------   --------    --------   --------
Interest expense:
   Deposits .............................................      9,845      8,834       4,943      4,470
   Borrowings ...........................................      4,358      5,184       2,124      2,520
                                                            --------   --------    --------   --------
     Total interest expense .............................     14,203     14,018       7,067      6,990
                                                            --------   --------    --------   --------
     Net interest income ................................      9,871     10,962       4,861      5,446
Provision for loan losses ...............................        240        240         120        120
                                                            --------   --------    --------   --------
     Net interest income after provision
       for loan losses ..................................      9,631     10,722       4,741      5,326
                                                            --------   --------    --------   --------
Non-interest income:
   Service charges on deposit accounts ..................        685        641         366        306
   Net gains (losses) on securities transactions ........         72        (46)         47        (46)
   Gain on curtailment of pension plan ..................      1,020         --          --         --
   Other ................................................        481        270         286        116
                                                            --------   --------    --------   --------
     Total non-interest income ..........................      2,258        865         699        376
                                                            --------   --------    --------   --------
Non-interest expenses:
   Salaries, wages and benefits .........................      4,043      4,125       2,045      2,023
   Occupancy and equipment ..............................      1,263      1,195         600        584
   Data processing ......................................        824        781         414        394
   Real estate owned and repossessed assets expenses, net         28         47          19         44
   Professional fees ....................................        397        239         282        149
   Amortization of goodwill .............................        266        266         133        133
   Other ................................................      1,502      1,660         782        808
                                                            --------   --------    --------   --------
     Total non-interest expenses ........................      8,323      8,313       4,275      4,135
                                                            --------   --------    --------   --------
Income  before taxes ....................................      3,566      3,274       1,165      1,567
Income tax expense ......................................      1,382      1,361         397        638
                                                            --------   --------    --------   --------
     Net income .........................................   $  2,184   $  1,913    $    768   $    929
                                                            ========   ========    ========   ========

Basic earnings per share ................................   $   0.50   $   0.41    $   0.18   $   0.20
Diluted earnings per share ..............................   $   0.49   $   0.41    $   0.17   $   0.20

See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited)
(dollars in thousands)                                       Six months
                                                            ended June 30,
                                                            2001       2000
                                                         --------     -------
Increase (decrease) in cash and cash equivalents:
 Cash flows from operating activities:
   Net income ........................................   $  2,184    $  1,913
   Adjustments to reconcile net income  to net
   cash provided by operating activities:
     Depreciation and amortization of premises
          and equipment ..............................        484         451
     Amortization of goodwill ........................        266         266
     Net amortization of premium on securities .......        154         141
     Increase in cash surrender value of
          bank-owned life insurance ..................       (132)         --
     Net (gains) losses on securities transactions ...        (72)         46
     Provision for loan losses .......................        240         240
     Provision for losses and writedowns on real
          estate owned and repossessed assets ........         --           3
     Net losses on sales of real estate owned
          and repossessed assets .....................          1          27
     ESOP compensation expense .......................        388         320
     RRP expense .....................................        191         242
     Gain on curtailment of pension plan .............      1,020          --
     (Increase) decrease in accrued interest
          receivable and other assets ................     (2,167)        126
     Increase (decrease) in accrued interest
          payable, accrued expenses and
          and other liabilities ......................      2,489      (2,954)
                                                         --------     --------
                Net cash provided by
                      operating activities ...........      5,046         821
                                                         --------     --------

 Cash flows from investing activities:
     Proceeds from sale of securities
          available for sale .........................     30,641       2,893
     Purchases of securities available for sale ......    (89,795)     (3,277)
     Proceeds from principal paydowns, maturities and
           calls of securities available for sale ....     22,056       8,153
     Purchase of Federal Home Loan Bank of New
           York stock ................................         --        (122)
     Net loans repaid by customers ...................      8,709       4,562
     Purchase of loans ...............................    (13,830)         --
     Purchase of bank-owned life insurance ...........    (10,000)         --
     Purchases of premises and equipment .............       (711)       (284)
     Proceeds from sales of real estate owned and
          repossessed assets .........................        237         174
                                                         --------     --------
               Net cash (used in) provided by
                      investing activities ...........    (52,693)     12,099
                                                         --------     --------

                                                                     (continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (unaudited) (continued)
(dollars in thousands)                                        Six months
                                                             ended June 30,
                                                            2001        2000
                                                         --------     --------
 Cash flows from financing activities:
    Net increase  in deposits ........................  $  14,451    $ 24,887
    Net decrease in FHLB short-term borrowings .......     (5,000)    (41,200)
    Proceeds from FHLB long-term advances ............      5,000      25,000
    Repayments of FHLB long-term advances ............     (3,151)     (1,527)
    Proceeds from repurchase agreements ..............         --      12,651
    Repayments of repurchase agreements ..............    (10,000)    (42,740)
    Increase in advances from borrowers
          for taxes and insurance ....................        558         744
    Purchases of treasury stock ......................     (2,337)     (1,142)
    Excercises of stock options ......................        362          --
    Dividends paid ...................................     (1,406)     (1,132)
                                                         --------     --------
          Net cash used in financing activities ......     (1,523)    (24,459)
                                                         --------     --------

Net decrease in cash and cash equivalents ............    (49,170)    (11,539)
Cash and cash equivalents at beginning of period .....     78,497      29,611
                                                         --------     --------
Cash and cash equivalents at end of period ...........   $ 29,327    $ 18,072
                                                         ========     ========

Supplemental disclosures of cash flow information - cash paid during the period for:

Interest .............................................   $ 14,333    $ 14,120
                                                         ========     ========
Income taxes .........................................   $  1,365    $  1,380
                                                         ========     ========
Noncash investing and financing activities:
Net transfer of loans to real estate owned
     and repossessed assets ..........................   $    205    $    124
                                                         ========     ========
Adjustment of securities available for sale to
     fair value, net of tax ..........................   $    615    $    526
                                                         ========     ========
Net book value of premises and equipment
     transferred to assets held for sale .............   $    223          --
                                                         ========     ========
Issuance of RRP shares ...............................   $    130    $    171
                                                         ========     ========
Tax benefit related to vesting of RRP shares
     and exercises of stock options ..................   $    115    $      1
                                                         ========     ========

See accompanying notes to unaudited interim consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) In management's opinion, the financial information included herein, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three and six month periods ended June 30, 2001 and 2000, in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 2000 Annual Report on Form 10-K. The results of operations for the 2001 interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2001, or any other interim periods.

(2) Amounts in the prior periods' unaudited interim consolidated financial statements are reclassified whenever necessary to conform to current period's presentation.

(3)  Earnings per Share

     Basic earnings per share (EPS) excludes dilution and is calculated by dividing net income available to common shareholders by the weighted average number of shares outstanding during the period. Unallocated ESOP shares are not considered outstanding for purposes of computing EPS. Shares of restricted stock (RRP shares) are considered outstanding common shares and included in the computation of basic EPS when they become fully vested. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (such as the Company's stock options and unvested RRP shares) were exercised into common stock or resulted in the issuance or vesting of common stock using the treasury stock method.

     The  calculation  of basic EPS and  diluted EPS is as follows:

                                             Net          Weighted
                                           Income          Average     Per Share
                                       (in thousands)      Shares       Amount
For the six months ended June 30, 2001  ------------     ----------    ---------
Basic EPS
Net income                                   $2,184       4,330,111        $0.50
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                97,752
Unvested RRP shares                                          13,603
                                                          ---------
Diluted EPS
Net income                                   $2,184       4,441,466        $0.49
                                             ======       =========        =====
For the six months ended June 30, 2000
Basic EPS
Net income                                   $1,913       4,648,316        $0.41
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                15,800
Unvested RRP shares                                          15,003
                                                          ---------
Diluted EPS
Net income                                   $1,913       4,679,119        $0.41
                                             ======       =========        =====

For the quarter ended June 30, 2001
Basic EPS
Net income                                   $  768       4,309,903        $0.18
                                             ======                        =====
Effect of dilutive securities:
Stock options                                               109,783
Unvested RRP shares                                          11,039
                                                          ---------
Diluted EPS
Net income                                   $  768       4,430,725        $0.17
                                             ======       =========        =====
For the quarter ended June 30, 2000
Basic EPS
Net income                                   $  929       4,627,006        $0.20
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                25,950
Unvested RRP shares                                          13,306
                                                          ---------
Diluted EPS
Net income                                   $  929       4,666,262        $0.20
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

     Comprehensive income for the six-month periods ended June, 30, 2001 and 2000 was $2.8 million and $2.4 million, respectively. Comprehensive income for the three-month periods ended June 30, 2001 and 2000 was $108,000 and $1.4 million, respectively.


(5)  Derivative Instruments and Hedging Activities

     In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The Company adopted Statement No. 133, as amended, on January 1, 2001. As of January 1, 2001, and during the six months ended June 30, 2001, the Company did not have any derivative instruments or derivative instruments embedded in other contracts. Therefore, the adoption of Statement No. 133 did not have a material impact on the Company's consolidated financial statements.

(6)      Business Combinations and Goodwill and Other Intangible Assets

     In July 2001, the FASB issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, as well as for all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS NO. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.

     The Company is required to adopt the provisions of Statement 141 immediately, and Statement 142 effective January 1, 2002. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

     Upon adoption of Statement 142, Statement 141 will require that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period.

     In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption, based on criteria specified in the Statement. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principal in the Company's statement of earnings.

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $6.3 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $532 thousand and $266 thousand for the year ended December 31, 2000 and the six months ended June 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.



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


     The Bank has been, and intends to continue to be, a community-oriented financial institution offering a variety of financial services. Management's strategy has been to try to achieve a high loan to asset ratio with emphasis on originating traditional one- to four-family residential mortgage and home equity loans in its primary market area. The Company has also increased emphasis on the origination of commercial-type loans, including entering into participation agreements with other financial institutions. In addition, the Company has initiated the necessary steps to create a lending production office in northern New Jersey, primarily to create commercial real estate lending opportunities. At June 30, 2001, the Company's loans receivable, net, to assets ratio was 65.3%, as compared with 65.1% at December 31, 2000. The Company's portfolio of one- to four-family residential mortgage and home equity loans was 78.7% of total loans at June 30, 2001. Total commercial-type loans were 16.9% of total loans at June 30, 2001, up from 11.8% at December 31, 2000. Management anticipates that the ratio of commercial-type loans to total loans will continue to increase in future periods.


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

Financial Condition

     Comparison of Financial Condition at June 30, 2001 and December 31, 2000. Total assets increased by $4.5 million to $711.1 million at June 30, 2001 from $706.6 million at December 31, 2000, primarily due to increases in securities available for sale and bank-owned life insurance of $38.0 million and $10.1 million, respectively, in addition to an increase in loans receivable, net of $4.7 million. These increases were partially offset by a decrease in cash and cash equivalents of $49.2 million.


     Cash and cash equivalents decreased by $49.2 million, or 62.6%, to $29.3 million at June 30, 2001 from $78.5 million at December 31, 2000. This decrease was primarily due to a decrease in interest-bearing deposits of $51.5 million from $51.6 million at December 31, 2000 to $79 thousand at June 30, 2001. The vast majority of these funds were re-deployed into securities available for sale.


     Securities available for sale increased $38.0 million, or 27.4%, to $177.0 million at June 30, 2001 from $139.0 million at December 31, 2000. This increase was primarily due to the shift of funds from interest-bearing deposits into higher yielding securities available for sale. The Company anticipates redeploying the funds invested in securities available for sale and federal funds sold into the loan portfolio as market conditions permit.


     Loans receivable, net increased $4.7 million to $464.6 million at June 30, 2001, from $460.0 million at December 31, 2000. During the second half of 2000 and the first half of 2001, the Company entered into commercial real estate and commercial business loan participations with an unrelated financial institution in its market area. Also, as noted previously, the Company has initiated the necessary steps to create a lending production office in northern New Jersey, primarily to create commercial real estate lending opportunities. This strategy is consistent with management's focus on the growth of the commercial loan portfolio. During the first half of 2001, the Company purchased $13.8 million of commercial real estate and commercial business loan participations. Moreover, commercial real estate and commercial loans increased $15.4 million and $5.2 million, respectively, during the first six months of 2001. Likewise, during the first half of the year home equity loans increased $4.1 million. Partially offsetting these increases were decreases in one-to-four family mortgage loans of $17.4 million and consumer loans of $352 thousand.


     Bank-owned life insurance increased $10.1 million due to the Company's purchase of additional bank-owned life insurance at the end of the first quarter of 2001, as well as an increase in the cash surrender value of $132 thousand during the second quarter.


     Other assets increased $1.1 million, or 32.5%, to $4.6 million at June 30, 2001 due primarily to the gain on the curtailment of the Company's pension plan, which increased prepaid pension cost, as well as the deferred tax consequences related to the adjustment of securities available for sale to fair value.

     Deposits increased by $14.5 million, or 3.0%, to $493.0 million at June 30, 2001 from $478.6 million at December 31, 2000. The growth for the first half of 2001 was primarily in time deposits, which increased $8.2 million from $248.9 million to $257.1 million; savings accounts, which increased $1.2 million from $121.4 million to $122.6 million; money market accounts, which increased $282 thousand from $23.4 million to $23.7 million; and non-interest-bearing demand deposits, which increased $3.5 million from $38.6 million to $42.1 million. These increases were partially offset by a decrease in NOW accounts, which decreased $375 thousand from $46.3 million to $46.0 million.


     Short-term borrowings from the Federal Home Loan Bank ("FHLB") decreased by $5.0 million, to $0 at June 30, 2001. This funding reduction was replaced with a $5.0 million long-term advance from the FHLB during the first quarter of 2001. Long-term advances from the FHLB increased $1.8 million, or 2.8%, to $68.3 million at June 30, 2001 from $66.4 million at December 31, 2000. Securities repurchase agreements decreased $10.0 million, or 13.8%, to $62.5 million at June 30, 2001 from $72.5 million at December 31, 2000, due primarily to the maturity and subsequent repayment of the repurchase agreements. The shift to longer-term borrowings coupled with the repayment of the repurchase agreements is part of the Company's effort to improve its interest rate risk position by more closely matching the maturities of its assets and liabilities.


     Accrued expenses and other liabilities increased $2.6 million, or 105.7%, to $5.1 million at June 30, 2001 from $2.5 million at December 31, 2000. This increase was the result of a change in processing whereby teller drafts and money orders are now drawn upon the Bank and ultimately paid through the Bank's Federal Reserve Bank correspondent account and are included in accrued expenses and other liabilities. Previously, these items were drawn directly against a correspondent bank account.


     Shareholders' equity increased $112 thousand from $77.1 million at December 31, 2000 to $77.2 million at June 30, 2001, primarily due to net income of $2.2 million and the decrease in net unrealized losses on securities available for sale, net of tax, of $615 thousand, partially offset by the treasury stock purchases totaling $2.3 million and the payment of cash dividends of $1.4 million for the first six months of the year. Other items impacting shareholders' equity during the first half of 2001 were the release of ESOP shares, the continued amortization of unearned RRP shares, and the excercise of stock options.



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

                                                                      Three months ended June 30,
                                                              2001                                   2000
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning assets                                                        (Dollars in thousands)
  Loans receivable (1)                          $465,690      $8,678     7.47%       $469,311      $8,692     7.45%
  Securities available for sale (AFS)(2)         163,965       2,652     6.49%        216,673       3,558     6.60%
  Federal Home Loan Bank stock                     8,870         148     6.69%          8,838         147     6.69%
  Federal funds sold &
     interest-bearing deposits                    40,063         450     4.51%          2,472          39     6.35%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total earning assets                       678,588      11,928     7.05%        697,294      12,436     7.17%
                                          --------------   ---------  --------   ------------   ---------  --------
Allowance for loan losses                         (5,735)                              (5,536)
Unrealized loss on AFS securities                   (494)                             (10,508)
Other assets                                      43,045                               33,932
                                          ---------------                         ------------
Total assets                                    $715,404                             $715,182
                                          ===============                         ============

Interest-bearing liabilities
  Savings deposits                               125,064         821     2.63%        129,788         887     2.75%
  NOW  deposits                                   47,348         160     1.36%         38,356         135     1.42%
  Certificates of deposit                        256,894       3,754     5.86%        233,128       3,187     5.50%
  Money market accounts                           23,144         208     3.60%         27,286         261     3.85%
  Borrowed funds                                 140,872       2,124     6.05%        168,030       2,520     6.03%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total interest-bearing liabilities         593,322       7,067     4.78%        596,588       6,990     4.71%
                                          --------------   ---------  --------   ------------   ---------  --------
Demand deposits                                   38,155                               36,637
Other liabilities                                  6,999                                6,776
                                          ---------------                         ------------
Total liabilities                                638,476                              640,001
                                          ---------------                         ------------
Stockholders' equity                              76,928                               75,181
                                          ---------------                         ------------
Total average liabilities & equity              $715,404                             $715,182
                                          ===============                         ============

    Net interest income                                       $4,861                               $5,446

    Interest rate spread                                                 2.27%                                2.46%

    Net earning assets                           $85,266                             $100,706

    Net interest margin                                                  2.87%                                3.14%

    Average earning assets/Average
     interest-bearing liabilities                114.37%                              116.88%

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

                                                  Three months ended June 30,
                                                           2001 vs. 2000
                                                -------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)
                                                ---------    --------  --------
Earning assets                                       (Dollars in thousands)
  Loans receivable ..........................    $   (51)     $   37     $  (14)
  Securities available for sale .............       (836)        (70)      (906)
  Federal Home Loan Bank stock ..............          1          --          1
  Federal funds sold and interest-bearing
     deposits ...............................        426         (15)       411
                                                ---------    --------  --------
      Total earning assets ..................       (460)        (48)      (508)
                                                ---------    --------  --------
Interest-bearing liabilities
  Savings deposits ..........................        (31)        (35)       (66)
  NOW  deposits .............................         31          (6)        25
  Certificates of deposit ...................        344         223        567
  Money market accounts .....................        (37)        (16)       (53)
  Borrowed funds ............................       (403)          7       (396)
                                                ---------    --------  --------
      Total interest-bearing liabilities ....        (96)        173         77
                                                ---------    --------  --------
    Net interest income .....................    $  (364)     $ (221)    $ (585)
                                                =========    ========  ========

Comparison  of  Operating  Results for the Three  Months Ended June 30, 2001 and
2000.


     Net Income. Net income for the three months ended June 30, 2001 was $768 thousand compared to $929 thousand for the three months ended June 30, 2000. Diluted earnings per share were $0.17 for the three months ended June 30, 2001, as compared to $0.20 for the three months ended June 30, 2000. Net income for the three months ended June 30, 2001 was adversely impacted by professional fees in the amount of $157 thousand incurred in the connection with the Company's response to inquires from, and preliminary discussions with, third parties regarding possible business combinations with the Company. These discussions were terminated in the second quarter without reaching any agreements. Also impacting net income during the quarter ended June 30, 2001 were costs associated with the change to a new computer system amounting to $57 thousand, primarily due to the disposal of equipment. Excluding the impact of these non-recurring expenses, diluted earnings per share would have been $0.20 for the three months ended June 30, 2001.


     Net Interest Income. Net interest income decreased $585 thousand, or 10.7%, to $4.9 million for the three months ended June 30, 2001 from $5.4 million for the three months ended June 30, 2000. The decrease in net interest income was primarily due to a decrease in the interest rate spread from 2.46% for the three months ended June 30, 2000 to 2.27% for the three months ended June 30, 2001, a decrease in the net interest margin from 3.14% to 2.87%, in addition to a decrease in average earning assets of $18.7 million, a portion of which is attributable to the Company's treasury stock purchases.


     Earning assets consist of loans receivable, securities available for sale, federal funds sold, interest-bearing deposits, and FHLB of New York stock. Interest-bearing liabilities consist of interest-bearing deposits, FHLB advances and securities repurchase agreements.


     The interest rate spread, which is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities, decreased to 2.27% for the three months ended June 30, 2001, from 2.46% for the three months ended June 30, 2000. The decrease in the interest rate spread is due to the decrease in the average yield on earning assets coupled with an increase in the average cost of interest-bearing liabilities during the period. The average yield on earning assets decreased from 7.17% for the three months ended June 30, 2000 to 7.05% for the three months ended June 30, 2001. In addition, the average cost of interest-bearing liabilities increased to 4.78% for the three months ended June 30, 2001 from 4.71% for the previous period. This increase was largely impacted by an increase in the average rate paid on certificates of deposit of 36 basis points, to 5.86%.


     The Company operates in an environment of intense competition for deposits and loans. The competition in today's environment is not limited to other local banks and thrifts, but also includes a myriad of financial services providers that are located both within and outside the Company's local market area. Due to this heightened level of competition to attract and retain customers, the Company must continue to offer competitive interest rates on loans and deposits. As a consequence of these competitive pressures, from time-to-time, the relative spreads between interest rates earned and interest rates paid will tighten, exerting downward pressure on net interest income, the interest rate spread and the net interest margin. However, management does not want to discourage, by offering noncompetitive interest rates, the creation of new customer relationships or jeopardize existing relationships thereby curtailing the

Company's customer base and the attendant benefits to be derived. Management believes that the longer-term benefits to be derived from this position will outweigh the shorter-term costs associated with attracting, cross-selling and retaining an expanding customer base. The growing customer base provides the Company with the potential for future, profitable customer relationships, which should in turn increase the value of the franchise.


     Interest and Dividend Income. Interest and dividend income decreased by $508 thousand, or 4.1%, to $11.9 million for the three months ended June 30, 2001 from $12.4 million for the three months ended June 30, 2000. The decrease was largely the result of the decrease in the average balance of earning assets from $697.3 million for the three months ended June 30, 2000 to $678.6 million for the three months ended June 30, 2001. In addition to the decrease in the average balance of earning assets was a 12 basis point decrease in the average yield on total earning assets. The yield on the average balance of earning assets was 7.05% and 7.17% for the three months ended June 30, 2001 and 2000, respectively.


     Interest and fees on loans decreased $14 thousand to $8.7 million for the three months ended June 30, 2001. This decrease was primarily the result of a decrease in the average balance of net loans receivable from $469.3 million for the three months ended June 30, 2000 to $465.7 million for the three months ended June 30, 2001, offset almost entirely by an increase in the average yield on net loans receivable of 2 basis points, to 7.47%.


     Interest and dividend income on securities available for sale decreased $906 thousand, or 25.5%, to $2.7 million for the three months ended June 30, 2001 from $3.6 million for the previous period. This decrease is primarily the result of a decrease in the average balance of securities available for sale of $52.7 million, or 24.3%.


     Interest income on federal funds sold and interest-bearing deposits increased $411 thousand to $450 thousand for the three months ended June 30, 2001 from $39 thousand for the previous quarter, primarily due to a increase in the average balance of $37.6 million, offset somewhat by a decrease in the average yield from 6.35% to 4.51%.


     Interest Expense. Total interest expense increased by $77 thousand, or 1.1%, to $7.1 million for the three months ended June 30, 2001 from $7.0 million for the three months ended June 30, 2000. Total average interest-bearing liabilities decreased by $3.3 million to $593.3 million for the first quarter of 2001 compared to $596.6 million for the same period of the previous year, primarily due to the pay down of borrowed funds, partially offset by an increase in average interest-bearing deposits. The average balance of borrowed funds decreased $27.2 million, or 16.2%, from $168.0 million for the three months ended June 30, 2000 to $140.9 million for the three months ended June 30, 2001. This decrease in borrowed funds reflects management's continued efforts to de-leverage the balance sheet and improve the Company's interest rate risk position. During the same periods, the average rate paid on interest-bearing liabilities increased by 7 basis points to 4.78% from 4.71%.

     Total interest expense for the three months ended June 30, 2001 increased primarily due to an increase in the average balance on certificates of deposit ("CD") accounts to $256.9 million for the three months ended June 30, 2001, from $233.1 million for the previous period. In addition, the average rate paid on these deposit accounts increased 36 basis points to 5.86% during the period. Based on current CD rates and the prospective run-off in CDs, it is anticipated that the average rate paid on these deposits will trend downward in subsequent periods. Likewise, interest expense relative to NOW accounts increased as a result of increases in the average balance of $9.0 million, or 23.4%, offset by a decrease in the average rate paid on NOW accounts of 6 basis points.


     Provision for Loan Losses. The Company's provision for loan losses is based upon management's analysis of the adequacy of the allowance for loan losses. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The provision for loan losses for the three months ended June 30, 2001 and 2000 was $120 thousand, reflecting the relative consistency of non-performing loans and net charge-offs, as well as the increase in the percentage of commercial-type loans in the portfolio. The Company's ratio of non-performing loans to total loans was 0.64% and 0.70% at June 30, 2001 and December 31, 2000, respectively.


     Non-Interest Income. Total non-interest income increased by $323 thousand, or 85.9%, to $699 thousand for the three months ended June 30, 2001 from $376 thousand for the three months ended June 30, 2000. This increase is primarily due to the increase in the cash surrender value of bank-owned life insurance of $132 thousand for the three months ended June 30, 2001. During the quarter ended June 30, 2000 approximately $3.0 million in investments of mortgaged-related securities were sold resulting in a net loss of $46 thousand. However, for the three months ended June 30, 2001, the sale of securities transactions resulted in a gain of $47 thousand. Service charges on deposit accounts increased $60 thousand to $366 thousand for the quarter ended June 30, 2001, primarily from increased fees charged on deposit accounts.


     Non-Interest Expenses. Non-interest expenses increased $140 thousand, or 3.4%, to $4.3 million for the three months ended June 30, 2001 from $4.1 million for the three months ended June 30, 2000 due primarily to professional fees incurred in connection with the Company's response to inquires from, and preliminary discussions with, third parties regarding possible business combinations with the Company. Also impacting non-interest expenses during the second quarter of 2001 were the costs associated with the change to a new computer system. These and other changes are discussed in more detail below.


     Salaries, wages and benefits expense increased by $22 thousand, or 1.1%, for the three months ended June 30, 2001. During the second quarter of 2001, the Company recognized $33 thousand in expense related to matching contributions under the Company's 401(k) plan. No matching contributions were made during the second quarter of 2000. In addition, the expense related to the ESOP for the second quarter of 2001 was $35 thousand higher than the comparable quarter in 2000 due to the increased stock price in 2001 relative to 2000. Management believes that salaries, wages and benefits expenses may fluctuate in future periods as costs related to the Company's ESOP are dependent on the Company's average stock price. Offsetting these increases was the recognition of a net periodic pension credit of $64 thousand in the second quarter of 2001, as compared to a net periodic pension expense of approximately $34 thousand recognized during the second quarter of 2000.

     Occupancy and equipment increased $16 thousand, or 2.7%, to $600 thousand for the three months ended June 30, 2001, from $584 thousand in 2000 primarily due to costs related to the change to a new computer system amounting to $57 thousand resulting from the disposal of equipment. This increase was partially offset by the impact of a branch office that closed in June 2001.


     Data processing increased $20 thousand, or 5.1%, from $394 thousand in the 2000 period to $414 thousand for the three months ended June 30, 2001 due primarily to the increase in volume of deposit and loan accounts serviced by the Company.


     Real estate owned and repossessed assets expense decreased $25 thousand to $19 thousand for the three months ended June 30, 2001 due primarily to larger losses recognized on the sale of real estate owned and repossessed assets during the 2000 period as compared to the 2001 period.


     Professional fees increased $133 thousand, or 89.3%, to $282 thousand for the three months ended June 30, 2001, from $149 thousand for the comparable period of the previous year. Professional fees in the amount of $157 thousand were incurred in the 2001 quarter in connection with the Company's response to inquires from, and preliminary discussions with, third parties regarding possible business combinations with the Company. These discussions were terminated in the second quarter without reaching any agreements.


     Other non-interest expenses decreased $26 thousand, or 3.2%, to $782 thousand for the three months ended June 30, 2001 when compared to the previous period. This decrease was primarily due to expenses associated with the promotion and advertising of time deposit and lending products offered during the quarter ended June 30, 2000. No such special promotion was offered during the second quarter of 2001.



     Income Tax Expense. Income tax expense decreased by $241 thousand, or 37.8%, to $397 thousand for the three months ended June 30, 2001 from $638 thousand for the three months ended June 30, 2000. The decrease was primarily the result of the decrease in income before taxes, as well as certain tax planning strategies implemented by the Company, which decreased the effective tax rate.


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

                                                                        Six months ended June 30,
                                                              2001                                   2000
                                          ------------------------------------   -------------------------------------
                                                Average     Interest    Yield/        Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate         Balance     Inc./Exp.    Rate
Earning assets                                                        (Dollars in thousands)
  Loans receivable (1)                          $466,160     $17,387     7.52%       $470,173     $17,389     7.44%
  Securities available for sale (AFS)(2)         152,817       5,026     6.63%        218,775       7,225     6.64%
  Federal Home Loan Bank stock                     8,870         311     7.07%          8,793         294     6.72%
  Federal funds sold &
     interest-bearing deposits                    51,181       1,350     5.32%          2,648          72     5.47%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total earning assets                       679,028      24,074     7.15%        700,389      24,980     7.17%
                                          --------------   ---------  --------   ------------   ---------  --------
Allowance for loan losses                         (5,756)                              (5,533)
Unrealized loss on AFS securities                 (1,053)                             (10,563)
Other assets                                      37,281                               34,902
                                          ---------------                         ------------
Total assets                                    $709,500                             $719,195
                                          ===============                         ============

Interest-bearing liabilities
  Savings deposits                               123,705       1,608     2.62%        129,156       1,762     2.74%
  NOW  deposits                                   46,959         381     1.64%         37,159         247     1.34%
  Certificates of deposit                        253,235       7,424     5.91%        232,525       6,290     5.44%
  Money market accounts                           23,019         432     3.78%         27,952         535     3.85%
  Borrowed funds                                 142,571       4,358     6.16%        174,987       5,184     5.96%
                                          --------------   ---------  --------   ------------   ---------  --------
      Total interest-bearing liabilities         589,489      14,203     4.86%        601,779      14,018     4.68%
                                          --------------   ---------  --------   ------------   ---------  --------
Demand deposits                                   37,037                               35,998
Other liabilities                                  5,983                                6,026
                                          ---------------                         ------------
Total liabilities                                632,509                              643,803
                                          ---------------                         ------------
Stockholders' equity                              76,991                               75,392
                                          ---------------                         ------------
Total average liabilities & equity              $709,500                             $719,195
                                          ===============                         ============

    Net interest income                                       $9,871                              $10,962

    Interest rate spread                                                 2.29%                                2.49%

    Net earning assets                          $ 89,539                             $ 98,610

    Net interest margin                                                  2.93%                                3.15%

    Average earning assets/Average
     interest-bearing liabilities                115.19%                              116.39%

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

                                                     Six months ended June 30,
                                                           2001 vs. 2000
                                                -------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)
                                                ---------    --------  --------
Earning assets                                       (Dollars in thousands)
  Loans receivable ..........................    $  (169)     $  167    $    (2)
  Securities available for sale .............     (2,189)        (10)    (2,199)
  Federal Home Loan Bank stock ..............          3          14         17
  Federal funds sold and interest-bearing
     deposits ...............................      1,280          (2)     1,278
                                                ---------    --------  --------
      Total earning assets ..................     (1,075)        169       (906)
                                                ---------    --------  --------
Interest-bearing liabilities
  Savings deposits ..........................        (75)        (79)      (154)
  NOW  deposits .............................         72          62        134
  Certificates of deposit ...................        574         560      1,134
  Money market accounts .....................        (94)         (9)      (103)
  Borrowed funds ............................       (998)        172       (826)
                                                ---------    --------  --------
      Total interest-bearing liabilities ....       (521)        706        185
                                                ---------    --------  --------
    Net interest income .....................    $  (554)     $ (537)   $(1,091)
                                                =========    ========  ========

Comparison of Operating Results for the Six Months Ended June 30, 2001 and 2000.


     Net Income. Net income increased by $271 thousand, or 14.2%, for the six months ended June 30, 2001 to $2.2 million from $1.9 million for the six months ended June 30, 2000. Net income for the six months ended June 30, 2001 was significantly impacted by a $1.0 million ($634 thousand after-tax) curtailment gain related to the freezing of benefit accruals and participation in the Company's defined benefit pension plan. This and other changes are discussed in more detail below.


     Net Interest Income. Net interest income decreased $1.1 million, or 10.0%, from $11.0 million for the six months ended June 30, 2000 to $9.9 million for the six months ended June 30, 2001. The decrease in net interest income was primarily due to a decrease in the interest rate spread from 2.49% for the first six months of 2000 to 2.29% for the first six months of 2001, a decrease in the net interest margin from 3.15% to 2.93%, in addition to a decrease in average earning assets of $24.4 million, a portion of which is attributable to the Company's treasury stock purchases.


     Interest and Dividend Income. Interest and dividend income decreased by $906 thousand or 3.6%, from $25.0 million for the six months ended June 30, 2000 to $24.1 million for the six months ended June 30, 2001. The decrease was largely the result of the decrease in the average balance of earning assets from $700.4 million for the six months ended June 30, 2000 to $679.0 million for the six months ended June 30, 2001.


     Interest and fees on loans was $17.4 million for the six months ended June 30, 2001 and 2000. The average yield on loans receivable increased from 7.44% for the six months ended June 30, 2000 to 7.52% for the six months ended June 30, 2001, offset almost entirely by a decrease in the average balance of loans receivable of $4.0 million.


     Interest and dividend income on securities available for sale decreased $2.2 million, or 30.4%, to $5.0 million for the six months ended June 30, 2001 from $7.2 million for the previous period. This decrease is primarily the result of a decrease in the average balance of securities available for sale of $66.0 million, or 30.1%.


     Interest income on federal funds sold and interest-bearing deposits increased $1.3 million to $1.4 million for the six months ended June 30, 2001 from $72 thousand for the previous period primarily due to a increase in the average balance of $48.5 million.


     Interest Expense. Total interest expense increased by $185 thousand, or 1.3%, to $14.2 million for the six months ended June 30, 2001 from $14.0 million for the six months ended June 30, 2000. Total average interest-bearing liabilities decreased by $12.3 million, or 2.0%, to $589.5 million for the first half of 2001 compared to $601.8 million for the same period of the previous year primarily due to the pay down of borrowed funds, partially offset by an increase in average interest-bearing deposits. The average balance of borrowed funds decreased $32.4 million, or 18.5%, from $175.0 million for the six months ended June 30, 2000 to $142.6 million for the six months ended June 30, 2001. As noted in the three month discussion, the decrease in borrowed funds reflects management's continued efforts to de-leverage the balance sheet and improve the Company's interest rate risk position. During the same periods, the average rate paid on interest-bearing liabilities increased by 18 basis points to 4.86% from 4.68%.

     Total interest expense for the six months ended June 30, 2001 increased due to an increase of 47 basis points, to 5.91%, in the average rate paid on certificates of deposit during the period. Based on current CD rates and the prospective run-off in CDs, it is anticipated that the average rate paid on these deposits will trend downward in subsequent periods. In addition, the average balance on these deposit accounts increased to $253.2 million for the six months ended June 30, 2001, from $232.5 million for the previous period. Likewise, interest expense relative to NOW accounts increased as a result of increases in the average rate paid on NOW accounts coupled with an increase in the average balance of $9.8 million, or 26.4%. The average rate paid on NOW accounts increased from 1.34% for the six months ended June 30, 2000 to 1.64% for the six months ended June 30, 2001.


     Provision for Loan Losses. The provision for loan losses for the six months ended June 30, 2001 and 2000 was $240 thousand, reflecting the relative consistency of non-performing loans and net charge-offs, as well as the increase in the percentage of commercial type loans in the portfolio. The Company's ratio of non-performing loans to total loans was 0.64% and 0.70% at June 30, 2001 and December 31, 2000, respectively.


     Non-Interest Income. Total non-interest income increased by $1.4 million, or 161.0%, to $2.3 million for the six months ended June 30, 2001 from $865 thousand for the six months ended June 30, 2000. As previously mentioned, significantly impacting non-interest income during the first half of 2001 was a $1.0 million curtailment gain related to the freezing of benefit accruals and participation in the Company's defined benefit pension plan. In addition, the Company recognized $132 thousand of non-interest income due to the increase in the cash surrender value of bank-owned life insurance for the six months ended June 30, 2001. For the six months ended June 30, 2000, the Company sold mortgage-related securities recognizing a net loss of $46 thousand. However, for the six months ended June 30, 2001, a $72 thousand net gain was recognized on securities transactions. Service charges on deposit accounts increased $44 thousand to $685 thousand for the six months ended June 30, 2001 primarily from increased fees charged on deposit accounts.


     Non-Interest Expenses. Non-interest expenses had a nominal increase of $10 thousand to $8.3 million for the six months ended June 30, 2001. The various changes are discussed in more detail below.


     Salaries, wages and benefits decreased by $82 thousand, or 2.0%, for the first six months of 2001 primarily due to a decrease in benefits associated with the curtailment of the Company's pension plan, which reduced the service cost component of net periodic pension cost/credit. During the first six months of 2001, the Company recognized a net periodic pension credit of $128 thousand compared to a net periodic pension expense of $68 thousand for the same period of the previous year. However, during the first six months of 2001, the Company recognized $70 thousand in expense related to matching contributions under the Company's 401(k) plan. No matching contributions were made for the previous year. In addition, the expense related to the ESOP for the first half of 2001 was $69 thousand higher than the comparable period in 2000 due to the increased stock price in 2001 relative to 2000. Management believes that salaries, wages and benefits expenses may fluctuate in future periods as costs related to the Company's ESOP are dependent on the Company's average stock price.

     Occupancy and equipment increased $68 thousand, or 5.7%, to $1.3 million for the six months ended June 30, 2001 when compared to the previous period primarily due to costs related to the change to a new computer system amounting to $57 thousand resulting from the disposal of equipment. Also contributing to the increase is the acceleration of lease expense and the amortization of leasehold improvements during the first quarter of 2001, on a branch office that closed June 2001.


     Data processing increased $43 thousand, or 5.5%, from $781 thousand in the 2000 period to $824 thousand for the six months ended June 30, 2001 due primarily to the increase in volume of deposit and loan accounts serviced by the Company.


     Real estate owned and repossessed assets expense decreased $19 thousand to $28 thousand for the six months ended June 30, 2001 due primarily to larger losses recognized on the sale of real estate owned and repossessed assets during the 2000 period as compared to the 2001 period.


     Professional fees increased $158 thousand, or 66.1%, to $397 thousand for the six months ended June 30, 2001 primarily due to professional fees incurred in the amount of $157 thousand during the second quarter in connection with the Company's response to inquires from, and preliminary discussions with, third parties regarding possible business combinations with the Company.


     Other non-interest expenses decreased $158 thousand, or 9.5%, to $1.5 million for the six months ended June 30, 2001 when compared to the previous period. This decrease was primarily due to expenses associated with the promotion and advertising of time deposit and lending products offered during the first half of 2000. No such promotion was offered during the first half of 2001. In addition, the Company reduced the costs associated with armored car and courier service by implementing a change in both the carrier and in the number of runs made.


     Income Tax Expense. Income tax expense increased by $21 thousand, or 1.5%, to $1.4 million for the six months ended June 30, 2001. The increase was primarily the result of the increase in income before taxes, partially offset by the impact of certain tax planning strategies implemented by the Company, which decreased the effective tax rate.

ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

                                        June 30,  Dec.31,
                                         2001      2000
                                        ------    ------
                                         (In thousands)
Non-accruing loans:
   One-to four-family (1)............   $1,515    $1,471
   Commercial real estate ...........       --        44
   Consumer .........................      415       418
   Commercial business ..............      370       515
                                        ------    ------
     Total ..........................    2,300     2,448
                                        ------    ------
Accruing loans delinquent
   more than 90 days:
   One-to four-family (1)............      183       247
   Consumer .........................       --        10
                                        ------    ------
     Total ..........................      183       257
                                        ------    ------
Troubled debt restructured loans:
   One-to four-family (1)............       82        82
   Commercial real estate ...........      448       458
   Commercial business ..............       --         1
                                        ------    ------
     Total ..........................      530       541
                                        ------    ------
Total non-performing loans ..........    3,013     3,246
                                        ------    ------
Foreclosed assets:
   One-to four-family (1)............      245       232
   Commercial real estate ...........       --       112
   Consumer .........................       95        29
                                        ------    ------
     Total ..........................      340       373
                                        ------    ------
Total non-performing assets .........   $3,353    $3,619
                                        ======    ======
Non-performing loans as a percentage
of total loans ......................     0.64%     0.70%

Non-performing assets as a percentage
of total assets .....................     0.47%     0.51%

(1)  Includes home equity loans.

Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and changes in the nature and volume of its loan activity, including those loans that are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. The following table sets forth an analysis of the Company's allowance for loan losses.
                                           For the six months
                                             ended June 30,
                                           2001         2000
                                          -------     -------
                                             (In thousands)

Balance at beginning of period ........   $ 5,745     $ 5,509

Charge-offs:
     One- to four-family (1) ..........       (25)         (1)
     Consumer .........................      (127)       (186)
     Commercial business ..............      (169)         (6)
                                          -------     -------
        Total charge-offs .............      (321)       (193)
                                          -------     -------

Recoveries:
     One- to four-family (1) ..........         2           1
     Consumer .........................        10          11
     Commercial business ..............        21           6
                                          -------     -------
        Total Recoveries ..............        33          18
                                          -------     -------

Net charge-offs .......................      (288)       (175)
Provisions charged to operations ......       240         240
                                          -------     -------
Balance at end of period ..............   $ 5,697     $ 5,574
                                          =======     =======

Ratio of allowance for loan
losses to total loans (period end) ....      1.21%       1.20%

Ratio of allowance for loan losses
to non-performing loans (at period end)    189.08%     201.37%

Ratio of net charge-offs during the
period to average loans outstanding
during period (annualized) ............      0.12%       0.07%

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


     While maturities and scheduled amortization of loans and securities are, in general, a predictable source of funds, deposit flows and prepayments on loans and securities are greatly influenced by general interest rates, economic conditions and competition. In addition, the Company invests excess funds in overnight deposits which provide liquidity to meet lending requirements.


     In addition to deposit growth, the Company borrows funds from the FHLB of New York or may utilize other types of borrowed funds to supplement its cash flows. At June 30, 2001 and December 31, 2000, the Company had $68.3 million and $71.4 million, respectively, in outstanding borrowings from the FHLB and $62.5 million and $72.5 million, respectively, in securities repurchase agreements, the vast majority of which are also with the FHLB.


     As of June 30, 2001 and December 31, 2000, the Company had $177.0 million and $139.0 million, respectively, of securities classified as available for sale. The liquidity of the securities available for sale portfolio provides the Company with additional potential cash flows to meet loan growth and deposit flows.


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


     The Bank is subject to federal regulations that impose certain minimum capital requirements. At June 30, 2001, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank is "well capitalized" at June 30, 2001 according to regulatory definition. At June 30, 2001, the Bank's tangible and core capital levels were both $62.1 million (8.79% of total adjusted assets) and its total risk-based capital level was $66.8 million (17.85% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 4.0% for core capital, and 8.0% for total risk-based capital.


     During the first six months of 2001, the Company repurchased 130,033 shares of its common stock in open-market transactions at a total cost of $2.3 million.

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

     Ambanc Holding Co., Inc.'s Annual Meeting of Shareholders was convened on June 1, 2001.

     Proxies for the meeting were solicited pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. There was no solicitation in opposition to management's nominees as listed in the proxy statement, and all such nominees were elected.

     With respect to management's nominees, voting was as follows: Daniel J. Greco, For - 3,689,048, Withheld - 606,444, John M. Lisicki, For - 3,633,122,
Withheld - 662,370, Charles S. Pedersen, For - 3,688,511, Withheld - 606,981, John A. Tesiero, Jr., For - 3,688,719, Withheld - 606,773.

     Proxies were also solicited at the annual meeting for the ratification of the Ambanc Holding Co., Inc. 2001 Stock Option Plan. The plan was adopted, with 2,227,309 shares voting For, 927,435 shares voting Against, and 31,581 shares Abstaining.

     Proxies were also solicited at the annual meeting for the ratification of the appointment of KPMG LLP as independent auditors of the Company. The proposal was adopted, with 4,251,120 shares voting For, 33,250 shares voting Against, and 11,122 shares Abstaining.



Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

                        None

      (b)   Reports on Form 8-K

                        During the quarter under report, a Form 8-K was filed on
                   May 16, 2001 and on May 30, 2001.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.



/s/ John M. Lisicki

John M. Lisicki
President and Chief Executive Officer
(Principal Executive Officer)
Date:  August 13, 2001



/s/ James J. Alescio

James J. Alescio
Executive Vice President & CFO
(Principal Financial and Accounting Officer)
Date:  August 13, 2001