Form 10-Q
period 2001-09-30
AMBANC HOLDING CO INC
filed 2001-11-14
CIK 1000301

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT 1934. For the quarterly period ended September 30, 2001
                                         ------------------
                                       or

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

     Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


           Class                                Outstanding at November 14, 2001
-----------------------------                -----------------------------------
Common Stock, $.01 Par Value                             4,496,178

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
FORM 10-Q
September 30, 2001



                                      Table of Contents


Part I.   FINANCIAL INFORMATION

Item 1.        Consolidated Interim Financial Statements (unaudited):

               Consolidated Statements of Financial Condition at
               September 30, 2001 and December 31, 2000 ...................... 3

               Consolidated Statements of Income for the nine months
               and three months ended September 30, 2001 and 2000 ............ 4

               Consolidated Statements of Cash Flows for the nine
               months ended September 30, 2001 and 2000 ...................... 5

               Notes to Unaudited Interim Consolidated Financial Statements... 7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................... 10

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

Item 4.        Submission of Matters to a Vote of Security Holders ...........28

Item 5.        Other Information .............................................28

Item 6.    Exhibits and Reports on Form 8-K...................................28

SIGNATURES....................................................................29

Part I.   Financial Information
Item 1.  Financial Statements
AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Statements of Financial Condition  (unaudited)
(dollars in thousands, except per share amounts)          Sept 30,  December 31,
                                                           2001        2000
                                Assets                   ---------    ---------
Cash and due from banks ...............................  $  15,729    $  15,306
Federal funds sold ....................................     15,000       11,600
Interest-bearing deposits .............................     44,666       51,591
                                                         ---------    ---------
     Cash and cash equivalents ........................     75,395       78,497
                                                         ---------    ---------
Securities available for sale, at fair value ..........     92,545      138,990
Federal Home Loan Bank of New York stock, at cost .....      6,039        8,870
Loans receivable ......................................    474,964      465,703
     Allowance for loan losses ........................     (5,760)      (5,745)
                                                         ---------    ---------
     Loans receivable, net ............................    469,204      459,958
                                                         ---------    ---------
Accrued interest receivable ...........................      3,148        4,103
Premises and equipment, net ...........................      5,331        5,288
Real estate owned and repossessed assets ..............        245          373
Goodwill, net ........................................      6,458        6,858
Bank-owned life insurance .............................     10,501          222
Other assets ..........................................      3,763        3,477
                                                         ---------    ---------
     Total assets .....................................  $ 672,629    $ 706,636
                                                         =========    =========
                 Liabilities and Shareholders' Equity
Liabilities:
   Deposits ...........................................  $ 473,392    $ 478,592
   Federal Home Loan Bank short-term borrowings .......        --         5,000
   Federal Home Loan Bank long-term advances ..........     56,676       66,435
   Securities sold under agreements to repurchase .....     52,500       72,500
   Advances from borrowers for taxes and insurance ....      1,030        3,402
   Accrued interest payable ...........................        861        1,108
   Accrued expenses and other liabilities .............     10,016        2,477
                                                         ---------    ---------
     Total liabilities ................................    594,475      629,514
                                                         ---------    ---------
Shareholders' equity:
   Preferred stock $.01 par value. Authorized 5,000,000
    shares; none outstanding at September 30, 2001 and
    December 31, 2000 .................................        --           --
   Common stock $.01 par value. Authorized 15,000,000
    shares; 5,432,245 outstanding at September 30, 2001
    and December 31, 2000 .............................         54           54
   Additional paid in capital .........................     63,901       63,529
   Retained earnings,substantially restricted .........     31,023       29,994
   Treasury Stock, at cost (936,067 shares at September
      30, 2001 and 829,279 shares at December 31, 2000)    (15,400)     (13,032)
   Unallocated common stock held by ESOP ..............     (1,590)      (1,909)
   Unearned RRP shares ................................       (108)        (126)
   Accumulated other comprehensive income (loss) ......        274       (1,388)
                                                         ---------    ---------
     Total shareholders' equity .......................     78,154       77,122
                                                         ---------    ---------

     Total liabilities and shareholders' equity .......  $ 672,629    $ 706,636
                                                         =========    =========
See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Income (unaudited)
(dollars in thousands, except per share amounts)

                                                                Nine months          Three months
                                                               ended Sept 30,        ended Sept 30,
                                                              2001        2000      2001        2000
                                                            --------    --------   --------    --------
Interest and dividend income:
   Loans receivable .....................................   $ 26,165   $ 26,070    $  8,778   $  8,681
   Securities available for sale ........................      7,147     10,718       2,121      3,493
   Federal funds sold and interest-bearing deposits .....      1,646        117         296         45
   Federal Home Loan Bank stock .........................        441        448         130        154
                                                            --------   --------    --------   --------
     Total interest and dividend income .................     35,399     37,353      11,325     12,373
                                                            --------   --------    --------   --------
Interest expense:
   Deposits .............................................     14,437     13,762       4,592      4,928
   Borrowings ...........................................      6,072      7,426       1,714      2,242
                                                            --------   --------    --------   --------
     Total interest expense .............................     20,509     21,188       6,306      7,170
                                                            --------   --------    --------   --------
     Net interest income ................................     14,890     16,165       5,019      5,203

Provision for loan losses ...............................        390        360         150        120
                                                            --------   --------    --------   --------
     Net interest income after provision
       for loan losses ..................................     14,500     15,805       4,869      5,083
                                                            --------   --------    --------   --------
Non-interest income:
   Service charges on deposit accounts ..................      1,074        987         389        346
   Net gains (losses) on securities transactions ........        208       (102)        136        (56)
   Gain on curtailment of pension plan ..................      1,020         --          --         --
   Other ................................................      1,284        381         803        111
                                                            --------   --------    --------   --------
     Total non-interest income ..........................      3,586      1,266       1,328        401
                                                            --------   --------    --------   --------
Non-interest expenses:
   Salaries, wages and benefits .........................      6,039      6,085       1,996      1,960
   Occupancy and equipment ..............................      1,863      1,781         600        586
   Data processing ......................................      1,287      1,189         463        408
   Real estate owned and repossessed assets expenses, net         45         62          17         15
   Professional fees ....................................        778        379         381        140
   Amortization of goodwill .............................        399        399         133        133
   Other ................................................      2,360      2,414         858        754
                                                            --------   --------    --------   --------
     Total non-interest expenses ........................     12,771     12,309       4,448      3,996
                                                            --------   --------    --------   --------
Income  before taxes ....................................      5,315      4,762       1,749      1,488
Income tax expense ......................................      2,135      1,945         753        584
                                                            --------   --------    --------   --------
     Net income .........................................   $  3,180   $  2,817    $    996   $    904
                                                            ========   ========    ========   ========

Basic earnings per share ................................   $   0.74   $   0.61    $   0.23   $   0.19
Diluted earnings per share ..............................   $   0.72   $   0.60    $   0.23   $   0.19

See accompanying notes to unaudited interim consolidated financial statements.

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited)
(dollars in thousands)                                        Nine months
                                                          ended September 30,
                                                            2001       2000
                                                         --------     -------
Increase (decrease) in cash and cash equivalents:
 Cash flows from operating activities:
   Net income ........................................   $  3,180    $  2,817
   Adjustments to reconcile net income  to net
   cash provided by operating activities:
     Depreciation and amortization of premises
          and equipment ..............................        814         676
     Amortization of goodwill ........................        399         399
     Net amortization of premium on securities .......        248         212
     Net (gains) losses on securities transactions ...       (208)        102
     Provision for loan losses .......................        390         360
     Provision for losses and writedowns on real
          estate owned and repossessed assets ........         --          14
     Net losses on sale of real estate owned
          and repossessed assets .....................          3          26
     ESOP compensation expense .......................        599         488
     RRP expense .....................................        251         363
     Gain on curtailment of pension plan .............     (1,020)        --
     Net gain on closing of branch and sale of
          related deposits ...........................       (422)        --
     Decrease (increase) in accrued interest
          receivable and other assets ................        981        (393)
     Increase (decrease) in accrued interest
          payable, accrued expenses and
          and other liabilities ......................      7,292      (1,329)
                                                         --------    --------
                Net cash provided by
                      operating activities ...........     12,507       3,735
                                                         --------    --------

 Cash flows from investing activities:
     Proceeds from sales of
          securities available for sale ..............     79,826       5,446
     Purchases of securities available for sale ......    (89,911)     (4,227)
     Proceeds from principal paydowns, maturities, and
          calls of securities available for sale .....     59,260      12,102
     Redemption (purchase) of Federal Home Loan Bank
          of New York stock ..........................      2,831        (122)
     Net loans repaid by customers ...................      3,908      13,489
     Purchase of loans ...............................    (13,830)    (10,000)
     Purchase of bank-owned life insurance ...........    (10,000)        --
     Purchases of premises and equipment .............     (1,080)       (451)
     Proceeds from sales of real estate owned and
          repossessed assets .........................        411         190
                                                         --------    --------
               Net cash provided by
                      investing activities ...........     31,415      16,427
                                                         --------    --------

                                                                     (continued)

AMBANC HOLDING CO., INC. AND SUBSIDIARIES
Consolidated Interim Statements of Cash Flows (unaudited) (continued)
(dollars in thousands)                                        Nine months
                                                          ended September 30,
                                                            2001       2000
                                                         --------     -------
 Cash flows from financing activities:
    Net increase in deposits, exclusive of
        deposits sold ................................. $   8,805    $  26,505
    Payment for deposits sold, net ...................    (13,583)         --
    Net decrease in FHLB short-term
        borrowings ...................................     (5,000)     (52,600)
    Proceeds from FHLB long-term advances ............      5,000       40,000
    Repayments of FHLB long-term advances ............    (14,759)      (2,984)
    Proceeds from repurchase agreements ..............        --        22,651
    Repayments of repurchase agreements ..............    (20,000)     (62,891)
    Decrease in advances from borrowers
          for taxes and insurance ....................     (2,372)      (2,152)
    Purchases of treasury stock ......................     (4,929)      (1,142)
    Excercises of stock options ......................      1,972           --
    Dividends paid ...................................     (2,158)      (1,769)
                                                         --------     --------
          Net cash used in financing activities ......    (47,024)     (34,382)
                                                         --------     --------

Net decrease in cash and cash equivalents ............     (3,102)     (14,220)
Cash and cash equivalents at beginning of period .....     78,497       29,611
                                                         --------     --------
Cash and cash equivalents at end of period ...........   $ 75,395     $ 15,391
                                                         ========     ========

Supplemental disclosures of cash flow information - cash paid during the period for:

Interest .............................................   $ 20,756     $ 21,689
                                                         ========     ========
Income taxes .........................................   $  1,525     $  1,715
                                                         ========     ========
Noncash investing and financing activities:
Net transfer of loans to real estate owned
     and repossessed assets ..........................   $    286     $    162
                                                         ========     ========
Adjustment of securities available for sale to
        fair value, net of tax                           $  1,662     $  2,959
                                                         ========     ========
Net book value of premises and equipment transferred
        to assets held for sale ......................   $    223          --
                                                         ========     ========
Issuance of RRP shares ...............................   $    233          --
                                                         ========     ========
Tax benefit related to vesting of RRP shares
        and exercises of stock options ...............   $    455     $      1
                                                         ========     ========

See accompanying notes to unaudited interim consolidated financial statements.

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(1) In management's opinion, the financial information included herein, which is unaudited, reflects all adjustments, consisting solely of normal recurring adjustments, necessary for a fair presentation of the financial information as of and for the three and nine month periods ended September 30, 2001 and 2000, in conformity with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Ambanc Holding Co., Inc.'s ("the Company" herein) 2000 Annual Report on Form 10-K. The results of operations for the 2001 interim periods are not necessarily indicative of the results of operations to be expected for the full fiscal year ended December 31, 2001, or any other interim periods

(2) Amounts in the prior periods' unaudited interim consolidated financial statements are reclassified whenever necessary to conform to current period's presentation.

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

     The  calculation  of basic EPS and  diluted EPS is as follows:

                                             Net          Weighted
                                           Income          Average     Per Share
                                       (in thousands)      Shares       Amount
For the nine months ended Sept. 30, 2001------------     ----------    ---------
Basic EPS
Net income                                   $3,180       4,317,661        $0.74
                                             ======                        =====
Effect of dilutive securities:
Stock options                                               103,933
Unvested RRP shares                                           9,068
                                                          ---------
Diluted EPS
Net income                                   $3,180       4,430,662        $0.72
                                             ======       =========        =====
For the nine months ended Sept. 30, 2000------------     ----------    ---------
Basic EPS
Net income                                   $2,817       4,650,055        $0.61
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                21,624
Unvested RRP shares                                          12,033
                                                          ---------
Diluted EPS
Net income                                   $2,817       4,683,712        $0.60
                                             ======       =========        =====

For the quarter ended Sept. 30, 2001
Basic EPS
Net income                                   $  996       4,293,167        $0.23
                                             ======                        =====
Effect of dilutive securities:
Stock options                                               116,294
Unvested RRP shares                                            ---
                                                          ---------
Diluted EPS
Net income                                   $  996       4,409,461        $0.23
                                             ======       =========        =====
For the quarter ended Sept. 30, 2000
Basic EPS
Net income                                   $  904       4,653,495        $0.19
                                             ======                        =====
Effect of dilutive securities:
Stock options                                                33,274
Unvested RRP shares                                           6,093
                                                          ---------
Diluted EPS
Net income                                   $  904       4,692,862        $0.19
                                             ======       =========        =====

(4)  Comprehensive Income (Loss)

     Comprehensive income (loss) represents the sum of net income and items of other comprehensive income or loss, which are reported directly in shareholders' equity, net of tax, such as the change in the net unrealized gain or loss on securities available for sale. Accumulated other comprehensive income or loss, which is included in shareholders' equity, represents the net unrealized gain or loss on securities available for sale, net of tax

     Comprehensive income for the nine-month periods ended September, 30, 2001 and 2000 was $4.8 million and $5.8 million, respectively. Comprehensive income for the three-month periods ended September 30, 2001 and 2000 was $2.0 million and $3.3 million, respectively.

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

     Upon adoption of Statement 142, Statement 141 will require that the Company evaluate its existing intangible assets and goodwill that were acquired in prior purchase business combinations, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period after adoption. Any impairment loss will be measured as of the date of adoption and recognized as a cumulative effect of a change in accounting principle in the first interim period after adoption.

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

     As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $6.3 million, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was $532 thousand and $399 thousand for the year ended December 31, 2000 and the nine months ended September 30, 2001, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's consolidated financial statements at the date of this Report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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


     Management's strategy has been to try to achieve a high loan to asset ratio with emphasis on originating traditional one- to four-family residential mortgage and home equity loans in its primary market area. The Company has also increased emphasis on the origination of commercial-type loans, including entering into participation agreements with other financial institutions. At September 30, 2001, the Company's loans receivable, net, to assets ratio was 69.8%, as compared with 65.1% at December 31, 2000. The Company's portfolio of one- to four-family residential mortgage and home equity loans was 78.1% of total loans at September 30, 2001. Total commercial-type loans were 17.7% of total loans at September 30, 2001, up from 11.8% at December 31, 2000.

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


Merger and Acquisitions

     On September 4, 2001, Ambanc Holding Co., Inc. ("Ambanc") jointly announced that it had entered into an Agreement and Plan of Merger (the "Agreement") with Hudson River Bank & Trust Company, Hudson, New York ("Hudson") for the merger of Ambanc with and into Hudson and the merger of Ambanc's wholly-owned subsidiary, Mohawk Community Bank, with and into Hudson (collectively, the "Merger"). In consideration of the Merger, each outstanding share of common stock of Ambanc will be exchanged for $21.50 in cash. Consummation of the Merger is subject to several conditions precedent including, among other things, the approval of Ambanc's stockholders, and regulatory approval.

     The parties to the Agreement desire to consummate the merger during the first quarter of 2002. The Agreement will expire, however, if the transactions contemplated thereby have not occurred by June 30, 2002, unless the parties agree to extend this date..


Financial Condition

     Comparison of Financial Condition at September 30, 2001 and December 31, 2000. Total assets decreased by $34.0 million, or 4.8%, to $672.6 million at September 30, 2001 from $706.6 million at December 31, 2000, primarily due to decreases in securities available for sale and cash and cash equivalents of $46.4 million and $3.1 million, respectively, in addition to a decrease in Federal Home Loan Bank of New York stock of $2.8 million. These decreases were partially offset by increases in bank-owned life insurance of $10.3 million, in addition to an increase in loans receivable, net of $9.2 million.


     Cash and cash equivalents decreased by $3.1 million, or 4.0%, to $75.4 million at September 30, 2001 from $78.5 million at December 31, 2000. This decrease was primarily due to a decrease in interest-bearing deposits of $6.9 million from $51.6 million at December 31, 2000 to $44.7 million at September 30, 2001, which in part were re-deployed into federal funds sold.

     Federal Home Loan Bank of New York (FHLB) stock decreased $2.8 million, or 31.9%, to $6.0 million at September 30, 2001 from $8.9 million at December 31, 2000 due to the redemption of stock, as the Company's borrowings with the FHLB have decreased since December 31, 2000.

     Securities available for sale decreased $46.4 million, or 33.4%, to $92.5 million at September 30, 2001 from $139.0 million at December 31, 2000 resulting primarily from the sales, maturities, and calls of securities and the reinvestment of the proceeds in the loan portfolio, the pay down of borrowings, and repurchases of the Company's stock.

     Loans receivable, net increased $9.2 million, or 2.0%, to $469.2 million at September 30, 2001, from $460.0 million at December 31, 2000. During the second half of 2000 and the first half of 2001, the Company entered into commercial real estate and commercial business loan participations with an unrelated financial institution in its market area. This strategy is consistent with management's focus on the growth of the commercial loan portfolio. During the first half of 2001, the Company purchased $13.8 million of commercial real estate and commercial business loan participations. Commercial real estate and commercial business loans increased $18.3 million and $6.0 million, respectively, during the nine months ended September 30, 2001. Likewise, during the nine months ended September 30, 2001 home equity loans increased $16.6 million. Partially offsetting these increases were decreases in one-to-four family mortgage loans of $28.3 million and consumer loans of $639 thousand.


     Bank-owned life insurance increased $10.3 million due to the Company's purchase of additional bank-owned life insurance at the end of the first quarter of 2001, as well as an increase in the cash surrender value of $279 thousand for the nine months ended September 30, 2001.

     Other assets increased $286 thousand, or 8.2%, to $3.8 million at September 30, 2001 due primarily to the gain on the curtailment of the Company's pension plan, which increased prepaid pension cost, offset in part by the deferred tax consequences related to the adjustment of securities available for sale to fair value.

     Deposits decreased by $5.2 million, or 1.1%, to $473.4 million at September 30, 2001 from $478.6 million at December 31, 2000 due primarily to the sale of deposits at the Company's Oneonta branch totaling $14.4 million during the third quarter of 2001. This significantly impacted money market accounts, which decreased $5.3 million from $23.4 million to $18.1 million; time deposits, which decreased $4.2 million from $248.9 million to $244.7 million; and NOW accounts, which decreased $974 thousand from $46.3 million to $45.4 million. These decreases were partially offset by increases in non-interest-bearing demand deposits, which increased $3.6 million from $38.6 million to $42.2 million and savings accounts, which increased $1.6 million from $121.4 million to $123.0 million.

     Short-term borrowings from the FHLB decreased by $5.0 million, to $0 at September 30, 2001. Likewise, long-term advances from the FHLB decreased $9.8 million, or 14.7%, to $56.7 million at September 30, 2001 from $66.4 million at December 31, 2000. Securities repurchase agreements decreased $20.0 million, or 27.6%, to $52.5 million at September 30, 2001 from $72.5 million at December 31, 2000, due primarily to the maturity and subsequent repayment of the repurchase agreements. The payoff of short-term borrowings and pay down of long-term advances coupled with the repayment of the repurchase agreements is part of the Company's effort to improve its interest rate risk position by more closely matching the maturities of its assets and liabilities.

     Accrued expenses and other liabilities increased $7.5 million to $10.0 million at September 30, 2001 from $2.5 million at December 31, 2000. This increase was primarily the result of a change in processing whereby teller drafts and money orders are now drawn upon the Bank and ultimately paid through the Bank's Federal Reserve Bank correspondent account and are included in accrued expenses and other liabilities. Previously, these items were drawn directly against a correspondent bank account.

     Shareholders' equity increased $1.0 million from $77.1 million at December 31, 2000 to $78.2 million at September 30, 2001, primarily due to net income of $3.2 million, the decrease in net unrealized losses on securities available for sale, net of tax, of $1.7 million, and the excercise of stock options, which increased shareholders' equity by $2.0 million, partially offset by treasury stock purchases totaling $4.9 million and the payment of cash dividends of $2.2 million for the nine months ended September 30, 2001. Other items impacting shareholders' equity were the release of ESOP shares and the continued amortization of unearned RRP shares.




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

                                                                  Three months ended September 30,
                                                              2001                                   2000
                                          ------------------------------------   ------------------------------------
                                                Average     Interest    Yield/         Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate          Balance     Inc./Exp.    Rate
Earning assets:                                                        (Dollars in thousands)
  Loans receivable (1)                          $472,906      $8,778     7.36%         $461,575      $8,681     7.48%
  Securities available for sale (AFS)(2)         138,277       2,121     6.09%          213,319       3,493     6.51%
  Federal Home Loan Bank stock                     6,070         130     8.50%            8,870         154     6.91%
  Federal funds sold &
     interest-bearing deposits                    34,766         296     3.38%            2,709          45     6.61%
                                          --------------   ---------  --------   --------------   ---------  --------
      Total earning assets                       652,019      11,325     6.89%          686,473      12,373     7.17%
                                          --------------   ---------  --------   --------------   ---------  --------
Allowance for loan losses                         (5,692)                                (5,587)
Unrealized loss on AFS securities                   (335)                                (9,698)
Other assets                                      44,648                                 33,830
                                          ---------------                        ---------------
Total assets                                    $690,640                               $705,018
                                          ===============                        ===============

Interest-bearing liabilities:
  Savings deposits                               129,215         827     2.54%          126,598         873     2.74%
  NOW  deposits                                   46,364         138     1.18%           41,443         194     1.86%
  Certificates of deposit                        249,546       3,427     5.45%          249,613       3,627     5.78%
  Money market accounts                           23,137         200     3.43%           24,228         234     3.84%
  Borrowed funds                                 116,041       1,714     5.86%          141,162       2,242     6.32%
                                          --------------   ---------  --------   --------------   ---------  --------
      Total interest-bearing liabilities         564,303       6,306     4.43%          583,044       7,170     4.89%
                                          --------------   ---------  --------   --------------   ---------  --------
Demand deposits                                   36,817                                 37,887
Other liabilities                                 13,160                                  7,634
                                          ---------------                        ---------------
Total liabilities                                614,280                                628,565
                                          ---------------                        ---------------
Stockholders' equity                              76,360                                 76,453
                                          ---------------                        ---------------
Total liabilities & equity                      $690,640                               $705,018
                                          ===============                        ===============

    Net interest income                                       $5,019                                 $5,203

    Interest rate spread                                                 2.46%                                  2.28%

    Net earning assets                          $ 87,716                               $103,429

    Net interest margin                                                  3.05%                                  3.02%

    Average earning assets/Average
     interest-bearing liabilities                115.54%                                117.74%

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

                                                Three months ended September 30,
                                                           2001 vs. 2000
                                                -------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)

                                                ---------    --------  --------
Earning assets                                            (In thousands)
  Loans receivable ..........................    $   226      $ (129)    $   97
  Securities available for sale .............     (1,179)       (193)    (1,372)
  Federal Home Loan Bank stock ..............        (55)         31        (24)
  Federal funds sold and interest-bearing
     deposits ...............................        284         (33)       251
                                                ---------    --------  --------
      Total earning assets ..................       (724)       (324)    (1,048)
                                                ---------    --------  --------
Interest-bearing liabilities
  Savings deposits ..........................         18         (64)       (46)
  NOW  deposits .............................         21         (77)       (56)
  Certificates of deposit ...................         (1)       (199)      (200)
  Money market accounts .....................        (10)        (24)       (34)
  Borrowed funds ............................       (374)       (154)      (528)
                                                ---------    --------  --------
      Total interest-bearing liabilities ....       (346)       (518)      (864)
                                                ---------    --------  --------
    Net interest income .....................    $  (378)     $  194     $ (184)
                                                =========    ========  ========

Comparison of Operating Results for the Three Months Ended September 30, 2001 and 2000.

     Net Income. Net income increased by $92 thousand, or 10.2%, for the three months ended September 30, 2001 to $996 thousand from $904 thousand for the three months ended September 30, 2000. Net income for the three months ended September 30, 2001 was significantly impacted by a $422 thousand (pre-tax) net gain related to the closing of the Company's Oneonta branch and the sale of the related deposits, as well as $255 thousand of non-tax-deductible expenses incurred to date related to the Company's merger agreement with Hudson River Bancorp, Inc. These and other changes are discussed in more detail below.

     Net Interest Income. Net interest income decreased $184 thousand, or 3.5%, to $5.0 million for the three months ended September 30, 2001 from $5.2 million for the three months ended September 30, 2000. During the period, average interest-bearing liabilities decreased $18.7 million, or 3.2%, to $564.3 million. However, the decrease in the average balance of earning assets of $34.5 million, or 5.0%, to $652.0 million exceeded the decrease in average interest-bearing liabilities. A portion of the decrease in the average earning assets is attributable to the Company's stock repurchases, as well as the purchase of bank owned life insurance.

     Earning assets consist of loans receivable, securities available for sale, federal funds sold, interest-bearing deposits, and FHLB stock. Interest-bearing liabilities consist of interest-bearing deposits, FHLB advances and securities repurchase agreements.

     The interest rate spread, which is the difference between the yield on average earning assets and the cost of average interest-bearing liabilities, increased to 2.46% for the three months ended September 30, 2001, from 2.28% for the three months ended September 30, 2000. The increase in the interest rate spread is due primarily to the decrease in the average cost of interest-bearing liabilities being greater than the decrease in the yield on interest earning assets. The average yield on interest earning assets decreased 28 basis points to 6.89% for the three months ended September 30, 2001. The average cost of interest-bearing liabilities decreased from 4.89% for the three months ended September 30, 2000 to 4.43% for the three months ended September 30, 2001. This decrease was largely impacted by a decrease in the average rate paid on certificates of deposit and borrowed funds of 33 basis points, to 5.45%, and 46 basis points, to 5.86%, respectively.

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

     Interest and Dividend Income. Interest and dividend income decreased by $1.0 million or 8.5%, to $11.3 million for the three months ended September 30, 2001 from $12.4 million for the three months ended September 30, 2000. The decrease was largely the result of the decrease in the average balance of earning assets from $686.5 million for the three months ended September 30, 2000 to $652.0 million for the three months ended September 30, 2001. In addition to the decrease in the average balance of earning assets the Company experienced a 28 basis point decrease in the average yield on total earning assets. The yield on the average balance of earning assets was 6.89% and 7.17% for the three months ended September 30, 2001 and 2000, respectively.

     Interest and fees on loans increased $97 thousand to $8.8 million for the three months ended September 30, 2001. This increase was primarily the result of an increase in the average balance of net loans receivable from $461.6 million for the three months ended September 30, 2000 to $472.9 million for the three months ended September 30, 2001, offset in part by a decrease in the average yield on net loans receivable of 12 basis points, to 7.36%.

     Interest and dividend income on securities available for sale decreased $1.4 million, or 39.3%, to $2.1 million for the three months ended September 30, 2001 from $3.5 million for the previous period. This decrease is primarily the result of a decrease in the average balance of securities available for sale of $75.0 million, or 35.2%.

     Interest income on federal funds sold and interest-bearing deposits increased $251 thousand to $296 thousand for the three months ended September
30, 2001 from $45 thousand for the previous quarter, primarily due to an increase in the average balance of $32.1 million, offset somewhat by a decrease in the average yield from 6.61% to 3.38%.

     Interest Expense. Total interest expense decreased by $864 thousand, or 12.1%, to $6.3 million for the three months ended September 30, 2001 from $7.2 million for the three months ended September 30, 2000. Total average interest-bearing liabilities decreased by $18.7 million to $564.3 million for the third quarter of 2001 compared to $583.0 million for the same period of the previous year, primarily due to the pay down of borrowed funds, partially offset by an increase in average interest-bearing deposits. The average balance of borrowed funds decreased $25.1 million, or 17.8%, from $141.2 million for the three months ended September 30, 2000 to $116.0 million for the three months ended September 30, 2001. This decrease in borrowed funds reflects management's continued efforts to de-leverage the balance sheet and improve the Company's interest rate risk position. During the same periods, the average rate paid on interest-bearing liabilities decreased by 46 basis points to 4.43% from 4.89%.

     Provision for Loan Losses. The Company's provision for loan losses is based upon management's analysis of the adequacy of the allowance for loan losses. The allowance is increased by a charge to the provision for loan losses, the amount of which depends upon an analysis of the changing risks inherent in the loan portfolio. Management determines the adequacy of the allowance for loan losses based upon its analysis of risk factors in the loan portfolio. This analysis includes evaluation of credit risk, historical loss experience, current economic conditions, estimated fair value of underlying collateral, delinquencies, and other factors. The provision for loan losses for the three months ended September 30, 2001 increased $30 thousand to $150 thousand from $120 thousand for the three months ended September 30, 2000. The increase in the provision was due primarily to the increase in net charge-offs as well as the increase in commercial loans.

     Non-Interest Income. Total non-interest income increased by $927 thousand to $1.3 million for the three months ended September 30, 2001 from $401 thousand for the three months ended September 30, 2000. This increase is primarily due to a $422 thousand (pre-tax) net gain related to the closing of the Company's Oneonta branch and the sale of the related deposits, in addition to the increase in the cash surrender value of bank-owned life insurance of $147 thousand for the three months ended September 30, 2001. During the quarter ended September 30, 2000 approximately $1.5 million in investments of mortgaged-related securities were sold resulting in a net loss of $56 thousand. However, for the three months ended September 30, 2001, the sale of securities transactions resulted in a net gain of $136 thousand. Service charges on deposit accounts increased $43 thousand to $389 thousand for the quarter ended September 30, 2001, primarily from increased fees charged on deposit accounts.

     Non-Interest Expenses. Non-interest expenses increased $452 thousand, or 11.3%, to $4.4 million for the three months ended September 30, 2001 from $4.0 million for the three months ended September 30, 2000 primarily due to $255 thousand non-tax-deductible expenses related to the Company's proposed merger with Hudson River Bank and Trust Company. These and other changes are discussed in more detail below.

     Salaries, wages and benefits expense increased by $36 thousand, or 1.8%, for the three months ended September 30, 2001. During the third quarter of 2001, the Company recognized $36 thousand in expense related to matching contributions under the Company's 401(k) plan. No matching contributions were made during the third quarter of 2000. In addition, the expense related to the ESOP for the third quarter of 2001 was $42 thousand higher than the comparable quarter in 2000 due to the increased stock price in 2001 relative to 2000. Management believes that salaries, wages and benefits expenses may fluctuate in future periods as costs related to the Company's ESOP are dependent on the Company's average stock price. Partially offsetting these increases was the recognition of a net periodic pension credit of $64 thousand in the third quarter of 2001, as compared to a net periodic pension expense of approximately $10 thousand recognized during the third quarter of 2000.

     Occupancy and equipment increased $14 thousand, or 2.4%, to $600 thousand for the three months ended September 30, 2001, from $586 thousand in 2000 primarily due to an increase in amortization and depreciation of software and equipment related to the change to a new computer system in June 2001.

     Data processing increased $55 thousand, or 13.5%, from $408 thousand in the 2000 period to $463 thousand for the three months ended September 30, 2001 due primarily to the increase in volume of deposit and loan accounts serviced by the Company.

     Excluding the $255 thousand of merger-related expenses noted above, professional fees decreased $14 thousand to $126 thousand for the three months ended September 30, 2001, from $140 thousand for the comparable period of the previous year. Impacting professional fees during the third quarter of 2000 were costs associated with certain tax planning strategies implemented by the Company. Management expects to incur additional merger-related expenses in future periods, which will increase non-interest expenses.

     Other non-interest expenses increased $104 thousand, or 13.8%, to $858 thousand for the three months ended September 30, 2001 when compared to the previous period. This increase was primarily due to expenses associated with the promotion of bank products and services utilizing television and billboard advertisements during the quarter ended September 30, 2001. No such special advertising was conducted during the third quarter of 2000.

     Income Tax Expense. Income tax expense increased by $169 thousand, or 28.9%, to $753 thousand for the three months ended September 30, 2001 from $584 thousand for the three months ended September 30, 2000. Moreover, the effective tax rate increased from 39.2% for the three months ended September 30, 2000 to 43.1% for the three months ended September 30, 2001. The increase in the effective tax rate was due primarily to the non-tax-deductible merger-related expenses mentioned above.




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

                                                                    Nine months ended September 30,
                                                              2001                                   2000
                                          ------------------------------------   ------------------------------------
                                                Average     Interest    Yield/         Average     Interest    Yield/
                                                Balance     Inc./Exp.    Rate          Balance     Inc./Exp.    Rate
Earning assets:                                                       (Dollars in thousands)
  Loans receivable (1)                          $468,433     $26,165     7.47%         $467,286     $26,070     7.45%
  Securities available for sale (AFS)(2)         147,917       7,147     6.46%          216,943      10,718     6.60%
  Federal Home Loan Bank stock                     7,927         441     7.44%            8,819         448     6.79%
  Federal funds sold &
     interest-bearing deposits                    45,649       1,646     4.82%            2,668         117     5.86%
                                          --------------   ---------  --------   --------------   ---------  --------
      Total earning assets                       669,926      35,399     7.06%          695,716      37,353     7.17%
                                          --------------   ---------  --------   --------------   ---------  --------
Allowance for loan losses                         (5,735)                                (5,551)
Unrealized loss on AFS securities                   (811)                               (10,272)
Other assets                                      39,764                                 34,541
                                          ---------------                        ---------------
Total assets                                    $703,144                               $714,434
                                          ===============                        ===============

Interest-bearing liabilities:
  Savings deposits                               125,562       2,434     2.59%          128,297       2,635     2.74%
  NOW  deposits                                   46,758         519     1.48%           38,598         441     1.53%
  Certificates of deposit                        251,992      10,851     5.76%          238,263       9,917     5.56%
  Money market accounts                           23,059         633     3.67%           26,701         769     3.85%
  Borrowed funds                                 133,630       6,072     6.08%          163,630       7,426     6.06%
                                          --------------   ---------  --------   --------------   ---------  --------
      Total interest-bearing liabilities         581,001      20,509     4.72%          595,489      21,188     4.75%
                                          --------------   ---------  --------   --------------   ---------  --------
Demand deposits                                   36,963                                 36,632
Other liabilities                                  8,401                                  6,565
                                          ---------------                        ---------------
Total liabilities                                626,365                                638,686
                                          ---------------                        ---------------
Stockholders' equity                              76,779                                 75,748
                                          ---------------                        ---------------
Total liabilities & equity                      $703,144                               $714,434
                                          ===============                        ===============

    Net interest income                                      $14,890                                $16,165

    Interest rate spread                                                 2.34%                                  2.42%

    Net earning assets                          $ 88,925                               $100,227

    Net interest margin                                                  2.97%                                  3.10%

    Average earning assets/Average
     interest-bearing liabilities                115.31%                                116.83%

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

                                                 Nine months ended September 30,
                                                           2001 vs. 2000
                                                -------------------------------
                                                       Increase
                                                      (Decrease)
                                                        Due to           Total
                                                ---------------------  Increase
                                                  Volume       Rate   (Decrease)
                                                ---------    --------  --------
Earning assets                                             (In thousands)
  Loans receivable ..........................    $    47      $   48     $   95
  Securities available for sale .............     (3,355)       (216)    (3,571)
  Federal Home Loan Bank stock ..............        (47)         40         (7)
  Federal funds sold and interest-bearing
     deposits ...............................      1,554         (25)     1,529
                                                ---------    --------  --------
      Total earning assets ..................     (1,801)       (153)    (1,954)
                                                ---------    --------  --------
Interest-bearing liabilities
  Savings deposits ..........................        (55)       (146)      (201)
  NOW  deposits .............................         88         (10)        78
  Certificates of deposit ...................        584         350        934
  Money market accounts .....................       (103)        (33)      (136)
  Borrowed funds ............................     (1,375)         21     (1,354)
                                                ---------    --------  --------
      Total interest-bearing liabilities ....       (861)        182       (679)
                                                ---------    --------  --------
    Net interest income .....................    $  (940)     $ (335)   $(1,275)
                                                =========    ========  ========

Comparison of Operating Results for the Nine Months Ended September 30, 2001 and 2000.

     Net Income. Net income increased by $363 thousand, or 12.9%, for the nine months ended September 30, 2001 to $3.2 million from $2.8 million for the nine months ended September 30, 2000. Net income for the nine months ended September 30, 2001 was significantly impacted by a $1.0 million ($634 thousand after-tax) curtailment gain related to the freezing of benefit accruals and participation in the Company's defined benefit pension plan, in addition to a $422 thousand (pre-tax) net gain related to the closing of the Company's Oneonta branch and the sale of the related deposits, as well as $255 thousand of non-tax-deductible expenses incurred to date related to the Company's proposed merger with Hudson River Bank and Trust Company. These and other changes are discussed in more detail below.

     Net Interest Income. Net interest income decreased $1.3 million, or 7.9%, from $16.2 million for the nine months ended September 30, 2000 to $14.9 million for the nine months ended September 30, 2001. The decrease in net interest income was primarily due to a decrease in the interest rate spread from 2.42% for the nine months of 2000 to 2.34% for the nine months of 2001, a decrease in the net interest margin from 3.10% to 2.97%, and a decrease in average earning assets of $25.8 million, a portion of which is attributable to the Company's treasury stock purchases, as well as the purchase of bank owned life insurance.

     Interest and Dividend Income. Interest and dividend income decreased by $2.0 million, or 5.2%, from $37.4 million for the nine months ended September 30, 2000 to $35.4 million for the nine months ended September 30, 2001. The decrease was largely the result of a decrease in the average balance of earning assets from $695.7 million for the nine months ended September 30, 2000 to $669.9 million for the nine months ended September 30, 2001.

     Interest and fees on loans increased $95 thousand to $26.2 million for the nine months ended September 30, 2001 due to an increase in the average balance of loans receivable of $1.1 million to $468.4 million for the nine months ended September 30, 2001 from $467.3 million for the comparable period of the previous year, in addition to a 2 basis point increase in the average yield.

     Interest and dividend income on securities available for sale decreased $3.6 million, or 33.3%, to $7.1 million for the nine months ended September 30, 2001 from $10.7 million for the previous period. This decrease is primarily the result of a decrease in the average balance of securities available for sale of $69.0 million, or 31.8%.

     Interest income on federal funds sold and interest-bearing deposits increased $1.5 million to $1.6 million for the nine months ended September 30, 2001 from $117 thousand for the previous period primarily due to an increase in the average balance of $43.0 million.

     Interest Expense. Total interest expense decreased by $679 thousand, or 3.2%, to $20.5 million for the nine months ended September 30, 2001 from $21.2 million for the nine months ended September 30, 2000. This decrease is primarily due to a decrease in the average balance of borrowed funds, offset in part by an increase in the average balance and the rate paid on certificates of deposit during the period. The average balance of borrowed funds decreased $30.0 million, or 18.3%, from $163.6 million for the nine months ended September 30, 2000 to $133.6 million for the nine months ended September 30, 2001. As noted in the three month discussion, the decrease in borrowed funds reflects management's continued efforts to de-leverage the balance sheet and improve the Company's interest rate risk position. The average balance on certificates of deposits increased to $252.0 million for the nine months ended September 30, 2001, from $238.3 million for the comparable period of the previous year. Likewise, the average rate paid on certificates of deposit increased 20 basis points to 5.76%. Based on current market interest rates and the prospective run-off in CD's, it is anticipated that the average rate paid on these deposits will trend downward in subsequent periods.

     Provision for Loan Losses. The provision for loan losses for the nine months ended September 30, 2001 increased $30 thousand to $390 thousand from $360 thousand for the nine months ended September 30, 2000. The increase in the provision was due primarily to the increase in net charge-offs as well as the increase in commercial loans.

     Non-Interest Income. Total non-interest income increased by $2.3 million to $3.6 million for the nine months ended September 30, 2001 from $1.3 million for the nine months ended September 30, 2000. As previously mentioned, significantly impacting non-interest income during the first nine months of 2001 was a $1.0 million curtailment gain related to the freezing of benefit accruals and participation in the Company's defined benefit pension plan, in addition to a $422 thousand (pre-tax) net gain related to the closing of the Company's Oneonta branch and the sale of the related deposits. The Company recognized $279 thousand of non-interest income due to the increase in the cash surrender value of bank-owned life insurance for the nine months ended September 30, 2001. For the nine months ended September 30, 2000, the Company sold mortgage-related securities recognizing a net loss of $102 thousand. However, for the nine months ended September 30, 2001, a $208 thousand net gain was recognized on securities transactions. Service charges on deposit accounts increased $87 thousand to $1.1 million for the nine months ended September 30, 2001 primarily from increased fees charged on deposit accounts.

     Non-Interest Expenses. Non-interest expenses increased $462 thousand, or 3.8%, to $12.8 million for the nine months ended September 30, 2001. The various changes are discussed in more detail below.

     Salaries, wages and benefits decreased by $46 thousand for the first nine months of 2001 primarily due to a decrease in benefits associated with the curtailment of the Company's pension plan, which reduced the service cost component of net periodic pension cost/credit. During the first nine months of 2001, the Company recognized a net periodic pension credit of $192 thousand compared to a net periodic pension expense of $78 thousand for the same period of the previous year. However, during the first nine months of 2001, the Company recognized $105 thousand in expense related to matching contributions under the Company's 401(k) plan. No matching contributions were made for the previous year. In addition, the expense related to the ESOP for the first nine months of 2001 was $111 thousand higher than the comparable period in 2000 due to the increased stock price in 2001 relative to 2000. Management believes that salaries, wages and benefits expenses may fluctuate in future periods as costs related to the Company's ESOP are dependent on the Company's average stock price.

     Occupancy and equipment increased $82 thousand, or 4.6%, to $1.9 million for the nine months ended September 30, 2001 when compared to the previous period primarily due to costs related to the change to a new computer system which resulted in a $57 thousand loss from the disposal of the old equipment. Also contributing to the increase is the acceleration of lease expense and the amortization of leasehold improvements totaling $57 thousand during the first quarter of 2001, related to a branch office that closed in June 2001.

     Data processing increased $98 thousand, or 8.2%, from $1.2 million in the 2000 period to $1.3 million for the nine months ended September 30, 2001 due primarily to the increase in volume of deposit and loan accounts serviced by the Company.

     Real estate owned and repossessed assets expense decreased $17 thousand to $45 thousand for the nine months ended September 30, 2001 due primarily to larger losses recognized on the sale of real estate owned and repossessed assets during the 2000 period as compared to the 2001 period.

     Professional fees increased $399 thousand to $778 thousand for the nine months ended September 30, 2001 primarily due to the $255 thousand of expenses related to the proposed merger with Hudson River Bank and Trust Company, as well as professional fees incurred in the amount of $157 thousand during the second quarter of 2001 in connection with the Company's response to inquires from, and preliminary discussions with, third parties regarding possible business combinations with the Company.

     Other non-interest expenses decreased $54 thousand, or 2.2%, to $2.4 million for the nine months ended September 30, 2001 when compared to the previous period. This decrease was primarily due to expenses associated with the promotion and advertising of time deposit and lending products offered during the first half of 2000. No such promotion was offered during the first half of 2001. In addition, the Company reduced the costs associated with armored car and courier service by implementing a change in both the carrier and in the number of runs made.

     Income Tax Expense. Income tax expense increased by $190 thousand, or 9.8%, to $2.1 million for the nine months ended September 30, 2001. The increase was primarily the result of the increase in income before taxes, as well as the impact of the non-tax-deductible merger-related expenses mentioned above, partially offset by the impact of certain tax planning strategies implemented by the Company, which decreased the effective tax rate.

ASSET QUALITY

Non-Performing Assets

     The table below sets forth the amounts and categories of non-performing assets at the dates indicated.

                                   Sept. 30,  Dec. 31,
                                     2001      2000
                                    ------    ------
                                     (In thousands)
Non-accruing loans:
   One-to four-family (1)........   $1,432    $1,471
   Commercial real estate .......     --          44
   Consumer .....................      473       418
   Commercial business ..........      554       515
                                    ------    ------
     Total ......................    2,459     2,448
                                    ------    ------

Accruing loans delinquent
   more than 90 days:
   One-to four-family (1) .......      267       247
   Consumer .....................     --          10
                                    ------    ------
     Total ......................      267       257
                                    ------    ------

Troubled debt restructured loans:
   One-to four-family (1)........       81        82
   Commercial real estate .......      446       458
   Commercial business ..........     --           1
                                    ------    ------
     Total ......................      527       541
                                    ------    ------
Total non-performing loans ......    3,253     3,246
                                    ------    ------

Foreclosed and repossessed assets:
   One-to four-family (1)........      179       232
   Commercial real estate .......     --         112
   Consumer .....................       66        29
                                    ------    ------
     Total ......................      245       373
                                    ------    ------

Total non-performing assets .....   $3,498    $3,619
                                    ======    ======

Non-performing loans as a
  percentage of total loans .....     0.68%     0.70%
                                    ======    ======
Non-performing assets as a
  percentage of total assets ....     0.52%     0.51%
                                    ======    ======

(1)  Includes home equity loans.

Allowance for Loan Losses

     The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in the Bank's loan portfolio and changes in the nature and volume of its loan activity, including those loans that are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers, among other matters, the estimated fair value of the underlying collateral for collateral dependent loans, the net present value of estimated future cash flows if the loan is not collateral dependent, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance. The following table sets forth an analysis of the Company's allowance for loan losses.
                                          For the nine months
                                          ended September 30,
                                           2001         2000
                                          -------     -------
                                             (In thousands)

Balance at beginning of period ........   $ 5,745     $ 5,509

Charge-offs:
     One- to four-family (1) ..........       (33)        (14)
     Consumer .........................      (166)       (217)
     Commercial business ..............      (215)        (21)
                                          -------     -------
        Total charge-offs .............      (414)       (252)
                                          -------     -------
Recoveries:
     One- to four-family (1) ..........         3           3
     Commercial real estate ...........      --            13
     Consumer .........................        15          44
     Commercial business ..............        21          12
                                          -------     -------
        Total recoveries ..............        39          72
                                          -------     -------
Net charge-offs .......................      (375)       (180)
Provisions charged to operations ......       390         360
                                          -------     -------
Balance at end of period ..............     5,760       5,689
                                          =======     =======

Ratio of allowance for loan
losses to total loans (period end) ....      1.21%       1.22%

Ratio of allowance for loan losses
to non-performing loans (period end) ..    177.07%     180.49%

Ratio of net charge-offs during the
period to average loans outstanding
during period (annualized) ............      0.11%       0.05%

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

     In addition to deposit growth, the Company borrows funds from the FHLB of New York or may utilize other types of borrowed funds to supplement its cash flows. At September 30, 2001 and December 31, 2000, the Company had $56.7 million and $71.4 million, respectively, in outstanding borrowings from the FHLB and $52.5 million and $72.5 million, respectively, in securities repurchase agreements, the vast majority of which are also with the FHLB.

     As of September 30, 2001 and December 31, 2000, the Company had $92.5 million and $139.0 million, respectively, of securities classified as available for sale. The liquidity of the securities available for sale portfolio provides the Company with additional potential cash flows to meet loan growth and deposit flows.

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

     The Bank is subject to federal regulations that impose certain minimum capital requirements. At September 30, 2001, the Bank's capital exceeded each of the regulatory capital requirements of the OTS. The Bank was "well capitalized" at September 30, 2001 according to regulatory definition. At September 30, 2001, the Bank's tangible and core capital levels were both $61.2 million (9.23% of total adjusted assets) and its total risk-based capital level was $65.9 million (17.76% of total risk-weighted assets). The minimum regulatory capital ratio requirements of the Bank are 1.5% for tangible capital, 4.0% for core capital, and 8.0% for total risk-based capital.

     During the first nine months of 2001, the Company repurchased 263,477 shares of its common stock in open-market transactions at a total cost of $4.9 million.

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

Item 4.  Submission of Matters to a Vote of Security Holders

                Not applicable.

Item 5.  Other Information

                Registrant filed proxy material concerning its proposed merger with Hudson River Bank and Trust Company.

Item 6.  Exhibits and Reports on Form 8-K

      (a)   Exhibits as required by Item 601 of Regulation S-K.

                Not applicable.

      (b)   Reports on Form 8-K

                The Company filed a current report on Form 8-K with the SEC on September 6, 2001, to report the entering into of the merger agreement dated September 4, 2001, with Hudson River Bank and Trust Company.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMBANC HOLDING CO., INC.



/s/ John M. Lisicki

John M. Lisicki
President and Chief Executive Officer
(Principal Executive Officer)
Date:  November 14, 2001



/s/ James J. Alescio

James J. Alescio
Executive Vice President, and CFO
(Principal Financial and Accounting Officer)
Date:  November 14, 2001